Form 10-Q
period 2015-06-30
STANDARD PACIFIC CORP /DE/
filed 2015-07-31
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Registrant's shares of common stock outstanding at July 30, 2015: 276,312,411

STANDARD PACIFIC CORP.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$694,678	$591,706	$1,163,057	$1,038,624
Land sale revenues	4,954	780	6,853	14,061
Total revenues	699,632	592,486	1,169,910	1,052,685
Cost of home sales	(523,933)	(434,196)	(878,750)	(762,441)
Cost of land sales	(3,758)	(350)	(5,114)	(13,354)
Total cost of sales	(527,691)	(434,546)	(883,864)	(775,795)
Gross margin	171,941	157,940	286,046	276,890
Selling, general and administrative expenses	(79,910)	(67,835)	(145,980)	(126,425)
Income (loss) from unconsolidated joint ventures	(51)	(462)	(502)	(899)
Other income (expense)	(5,276)	(363)	(5,572)	(376)
Homebuilding pretax income	86,704	89,280	133,992	149,190
Financial Services:
Revenues	6,716	6,112	11,635	11,096
Expenses	(4,446)	(3,760)	(8,547)	(7,200)
Other income	548	214	938	375
Financial services pretax income	2,818	2,566	4,026	4,271

Income before taxes	89,522	91,846	138,018	153,461
Provision for income taxes	(32,324)	(35,383)	(49,215)	(58,839)
Net income	57,198	56,463	88,803	94,622
Less: Net income allocated to preferred shareholder	(13,798)	(13,496)	(21,475)	(22,650)
Less: Net income allocated to unvested restricted stock	(112)	(77)	(181)	(134)
Net income available to common stockholders	$43,288	$42,890	$67,147	$71,838

Income Per Common Share:
Basic	$0.16	$0.15	$0.24	$0.26
Diluted	$0.14	$0.14	$0.22	$0.23

Weighted Average Common Shares Outstanding:
Basic	275,498,449	279,075,416	274,572,173	278,514,992
Diluted	310,553,895	316,727,592	310,407,657	316,451,929

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	87,812,786	87,812,786	87,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	398,366,681	404,540,378	398,220,443	404,264,715

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$77,088	$180,428
Restricted cash	39,714	38,222
Inventories:
Owned	3,624,498	3,255,204
Not owned	45,771	85,153
Investments in unconsolidated joint ventures	60,835	50,111
Deferred income taxes, net of valuation allowance of $1,115 and $2,561 at
June 30, 2015 and December 31, 2014, respectively	266,091	276,402
Other assets	54,424	61,597
Total Homebuilding Assets	4,168,421	3,947,117
Financial Services:
Cash and equivalents	11,225	31,965
Restricted cash	1,045	1,295
Mortgage loans held for sale, net	109,239	174,420
Mortgage loans held for investment, net	23,366	14,380
Other assets	6,596	5,243
Total Financial Services Assets	151,471	227,303
Total Assets	$4,319,892	$4,174,420

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$79,719	$45,085
Accrued liabilities	225,622	223,783
Revolving credit facility	30,000	―
Secured project debt and other notes payable	5,927	4,689
Senior notes payable	2,133,111	2,131,393
Total Homebuilding Liabilities	2,474,379	2,404,950
Financial Services:
Accounts payable and other liabilities	2,629	3,369
Mortgage credit facilities	90,341	89,413
Total Financial Services Liabilities	92,970	92,782
Total Liabilities	2,567,349	2,497,732

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 267,829 shares
issued and outstanding at June 30, 2015 and December 31, 2014	3	3
Common stock, $0.01 par value; 600,000,000 shares authorized; 276,042,503 and 275,141,189 shares issued and outstanding at June 30, 2015 and
December 31, 2014, respectively	2,760	2,751
Additional paid-in capital	1,333,745	1,346,702
Accumulated earnings	416,035	327,232
Total Equity	1,752,543	1,676,688
Total Liabilities and Equity	$4,319,892	$4,174,420

The accompanying notes are an integral part of these condensed consolidated balance sheets.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$88,803	$94,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	502	899
Cash distribution of income from unconsolidated joint ventures	592	1,875
Depreciation and amortization	14,982	12,024
Loss on disposal of property and equipment	34	1
Amortization of stock-based compensation	5,084	5,231
Excess tax benefits from share-based payment arrangements	(6,363)	―
Deferred income tax provision	49,198	59,005
Changes in cash and equivalents due to:
Mortgage loans held for sale	65,182	42,574
Inventories - owned	(341,894)	(325,611)
Inventories - not owned	(12,061)	(14,794)
Other assets	5,877	(13,108)
Accounts payable	34,634	6,149
Accrued liabilities	(15,767)	(12,379)
Net cash provided by (used in) operating activities	(111,197)	(143,512)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(20,778)	(5,677)
Distributions of capital from unconsolidated joint ventures	8,760	14,808
Net cash paid for acquisitions	―	(33,408)
Other investing activities	(12,022)	(1,487)
Net cash provided by (used in) investing activities	(24,040)	(25,764)

Cash Flows From Financing Activities:
Change in restricted cash	(1,242)	(9,925)
Borrowings from revolving credit facility	158,900	―
Principal payments on revolving credit facility	(128,900)	―
Principal payments on secured project debt and other notes payable	(497)	(1,061)
Principal payments on senior notes payable	―	(4,971)
Net proceeds from (payments on) mortgage credit facilities	928	(34,288)
Repurchases of common stock	(22,073)	―
Issuance of common stock under employee stock plans, net of tax withholdings	(2,322)	3,769
Excess tax benefits from share-based payment arrangements	6,363	―
Net cash provided by (used in) financing activities	11,157	(46,476)

Net increase (decrease) in cash and equivalents	(124,080)	(215,752)
Cash and equivalents at beginning of period	212,393	363,291
Cash and equivalents at end of period	$88,313	$147,539

Cash and equivalents at end of period	$88,313	$147,539
Homebuilding restricted cash at end of period	39,714	31,385
Financial services restricted cash at end of period	1,045	1,295
Cash and equivalents and restricted cash at end of period	$129,072	$180,219

The accompanying notes are an integral part of these condensed consolidated statements.

STANDARD PACIFIC CORP. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

1.      Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of Standard Pacific Corp. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2015 and the results of operations and cash flows for the periods presented.

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

    In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  On July 9, 2015, the FASB approved the deferral of the effective date of ASU 2014-09 by one year.  As a result, for public companies, ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted.  We are currently evaluating the impact the adoption will have on our condensed consolidated financial statements and related disclosures.

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

    Our mortgage financing operation provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title services operation provides title examinations for our homebuyers in Texas, Florida and the Carolinas.  Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our condensed consolidated financial statements under "Financial Services."

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

    Segment financial information relating to the Company's homebuilding operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Homebuilding revenues:
California	$298,972	$290,899	$484,593	$510,378
Southwest	202,538	131,590	340,746	238,797
Southeast	198,122	169,997	344,571	303,510
Total homebuilding revenues	$699,632	$592,486	$1,169,910	$1,052,685

Homebuilding pretax income:
California	$49,377	$57,566	$74,475	$96,119
Southwest	22,190	14,274	33,987	24,332
Southeast	15,137	17,440	25,530	28,739
Total homebuilding pretax income	$86,704	$89,280	$133,992	$149,190

Segment financial information relating to the Company's homebuilding assets was as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Homebuilding assets:
California	$1,683,306	$1,542,584
Southwest	881,554	826,489
Southeast	1,222,505	1,060,343
Corporate	381,056	517,701
Total homebuilding assets	$4,168,421	$3,947,117

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

The following table sets forth the components used in the computation of basic and diluted earnings per common share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$57,198	$56,463	$88,803	$94,622
Less: Net income allocated to preferred shareholder	(13,798)	(13,496)	(21,475)	(22,650)
Less: Net income allocated to unvested restricted stock	(112)	(77)	(181)	(134)
Net income available to common stockholders for basic
earnings per common share	43,288	42,890	67,147	71,838
Effect of dilutive securities:
Net income allocated to preferred shareholder	13,798	13,496	21,475	22,650
Interest on 1¼% convertible senior notes due 2032,
capitalized and amortized in cost of sales	41	41	204	204
Net income available to common and preferred stock for diluted
earnings per share	$57,127	$56,427	$88,826	$94,692

Denominator:
Weighted average basic common shares outstanding	275,498,449	279,075,416	274,572,173	278,514,992
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	87,812,786	87,812,786	87,812,786	87,812,786
Total weighted average common shares outstanding if preferred shares
converted to common shares	363,311,235	366,888,202	362,384,959	366,327,778
Effect of dilutive securities:
Share-based awards	3,742,596	6,339,326	4,522,634	6,624,087
1¼% convertible senior notes due 2032	31,312,850	31,312,850	31,312,850	31,312,850
Weighted average diluted shares outstanding	398,366,681	404,540,378	398,220,443	404,264,715

Income per common share:
Basic	$0.16	$0.15	$0.24	$0.26
Diluted	$0.14	$0.14	$0.22	$0.23

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

Total compensation expense recognized related to stock-based compensation was $2.4 million and $2.8 million for the three months ended June 30, 2015 and 2014, respectively.  For the six months ended June 30, 2015 and 2014, we recognized stock-based compensation expense of $5.1 million and $5.2 million, respectively.  As of June 30, 2015, total unrecognized stock-based compensation expense was $16.2 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 2.1 years.

6.      Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At June 30, 2015, cash and equivalents included $34.6 million of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

At June 30, 2015, restricted cash consisted of $40.8 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($39.7 million of homebuilding restricted cash and $1.1 million of financial services restricted cash).

7.      Inventories

    a. Inventories Owned

    Inventories owned consisted of the following at:

	June 30, 2015
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$980,718	$491,820	$797,460	$2,269,998
Homes completed and under construction	493,539	306,345	329,834	1,129,718
Model homes	107,770	50,574	66,438	224,782
Total inventories owned	$1,582,027	$848,739	$1,193,732	$3,624,498

	December 31, 2014
	California	Southwest	Southeast	Total
	(Dollars in thousands)

Land and land under development	$1,021,585	$504,538	$722,166	$2,248,289
Homes completed and under construction	318,982	250,498	258,132	827,612
Model homes	81,763	44,437	53,103	179,303
Total inventories owned	$1,422,330	$799,473	$1,033,401	$3,255,204

In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of June 30, 2015 and 2014, the total active and future projects that we owned were 381 and 360, respectively.  During the six months ended June 30, 2015 and 2014, we reviewed all projects for indicators of impairment and based on our review we did not record any inventory impairments during these periods.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Land purchase and lot option deposits	$41,238	$47,472
Other lot option contracts, net of deposits	4,533	37,681
Total inventories not owned	$45,771	$85,153

Under ASC Topic 810, Consolidation ("ASC 810"), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.

Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to absorb should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  As of June 30, 2015 and December 31, 2014, we had consolidated $1.4 million and $7.6 million, respectively, within other lot option contracts (with a corresponding increase in accrued liabilities) related to land option and purchase contracts where we were deemed to be the primary beneficiary of a VIE.

Other lot option contracts also included $3.1 million, as of June 30, 2015 and December 31, 2014, of purchase price allocated in connection with a business acquisition during the 2013 second quarter, and $27.0 million as of December 31, 2014 related to a land purchase contract where we made a significant deposit and as a result we were deemed to be economically compelled to purchase the land.

8.      Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  During the six months ended June 30, 2015 and 2014, our qualified assets exceeded our debt, and as a result, all of our homebuilding interest incurred during the six months ended June 30, 2015 and 2014 was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	(Dollars in thousands)

Total interest incurred		$41,857		$37,641		$83,660		$76,427
Less: Interest capitalized to inventories owned		(41,508)		(37,228)		(82,909)		(75,441)
Less: Interest capitalized to investments in unconsolidated joint ventures		(349)		(413)		(751)		(986)
Interest expense	$	―	$	―	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$35,051		$29,812		$57,446		$54,180
Interest previously capitalized to inventories owned, included in cost of land sales		$1,512		$4		$1,755		$619
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures	$	―	$	―	$	―		$30
Interest capitalized in ending inventories owned (1)		$299,315		$265,393		$299,315		$265,393
Interest capitalized as a percentage of inventories owned		8.3%		9.1%		8.3%		9.1%
Interest capitalized in ending investments in unconsolidated joint ventures (1)		$1,416		$1,924		$1,416		$1,924
Interest capitalized as a percentage of investments in unconsolidated joint ventures		2.3%		3.8%		2.3%		3.8%
__________________
(1)
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

9.      Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the condensed combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we account for under the equity method:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
	(Unaudited)

Revenues	$18,350	$31,225
Cost of sales and expenses	(21,556)	(36,251)
Income (loss) of unconsolidated joint ventures	$(3,206)	$(5,026)
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$(502)	$(899)

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to be constructed to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the six months ended June 30, 2015 and 2014, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

During each of the six months ended June 30, 2015 and 2014, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the six months ended June 30, 2015 or 2014.

The table set forth below summarizes the condensed combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Assets:
Cash	$24,765	$29,472
Inventories	200,620	197,727
Other assets	38,783	10,372
Total assets	$264,168	$237,571

Liabilities and Equity:
Accounts payable and accrued liabilities	$10,732	$16,173
Non-recourse debt	30,000	30,000
Standard Pacific equity	64,576	54,347
Other members' equity	158,860	137,051
Total liabilities and equity	$264,168	$237,571

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$60,835	$50,111

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of June 30, 2015 and December 31, 2014, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $1.4 million and $0.7 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of June 30, 2015 and December 31, 2014, respectively, which capitalized interest is not included in the condensed combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of June 30, 2015, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs and we did not have a controlling interest, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

    Changes in our warranty accrual are detailed in the table set forth below:

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)

Warranty accrual, beginning of the period	$13,584	$13,811
Warranty costs accrued during the period	4,359	2,812
Warranty costs paid during the period	(4,397)	(3,277)
Warranty accrual, end of the period	$13,546	$13,346

11.    Revolving Credit Facility and Letter of Credit Facilities

As of June 30, 2015, we were party to a $450 million unsecured revolving credit facility (the "Revolving Facility") which matures in July 2018.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased to a maximum amount of $750 million, subject to the availability of additional bank commitments and certain other conditions.  As of June 30, 2015, the Revolving Facility contained financial covenants, including, but not limited to, (i) a minimum consolidated tangible net worth covenant; (ii) a covenant to maintain either (a) a minimum liquidity level or (b) a minimum interest coverage ratio; (iii) a maximum net homebuilding leverage ratio and (iv) a maximum land not under development to tangible net worth ratio.  This facility also contains a limitation on our investments in joint ventures.  Interest rates charged under the Revolving Facility include LIBOR and prime rate pricing options.  As of June 30, 2015, we satisfied the conditions that would allow us to borrow up to $450 million under the facility, of which $30 million in borrowings was outstanding, with $420 million of remaining availability.

As of June 30, 2015, we were party to four committed letter of credit facilities totaling $48 million, of which $38.0 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2015 to October 2017.  In addition, as of such date, we also had $0.2 million outstanding under an uncommitted letter of credit facility.  As of June 30, 2015, these facilities were secured by cash collateral deposits of $38.8 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

12.  Secured Project Debt and Other Notes Payable

    Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At June 30, 2015, we had approximately $5.9 million outstanding in secured project debt and other notes payable.

13.  Senior Notes Payable

Senior notes payable consisted of the following at:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

7% Senior Notes due August 2015	$29,789	$29,789
10¾% Senior Notes due September 2016, net of discount	274,676	272,684
8⅜% Senior Notes due May 2018, net of premium	577,850	578,278
8⅜% Senior Notes due January 2021, net of discount	397,796	397,642
6¼% Senior Notes due December 2021	300,000	300,000
5⅞% Senior Notes due November 2024	300,000	300,000
1¼% Convertible Senior Notes due August 2032	253,000	253,000
	$2,133,111	$2,131,393

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our 1¼% Convertible Senior Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends, stock repurchases and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indentures).  As of June 30, 2015, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the "Guarantor Subsidiaries") guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  The indentures further provide that a Guarantor Subsidiary will be released and relieved of any obligations under its note guarantee in the event (i) of a sale or other disposition (whether by merger, stock purchase, asset sale or otherwise) of a Guarantor Subsidiary to an entity which is not Standard Pacific Corp. or a Guarantor Subsidiary; (ii) the requirements for legal defeasance or covenant defeasance have been satisfied; (iii) a Guarantor Subsidiary ceases to be a restricted subsidiary as the result of the Company owning less than 80% of such Guarantor Subsidiary; (iv) a Guarantor Subsidiary ceases to guarantee all other public notes of the Company; or (v) a Guarantor Subsidiary is designated as an Unrestricted Subsidiary under the indentures for covenant purposes.  Please see Note 21 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

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

At June 30, 2015, MatlinPatterson owned 267,829 shares of Series B Preferred Stock, which are convertible into 87.8 million shares of our common stock.  MatlinPatterson also owned 126.4 million shares of our common stock.  As of June 30, 2015, the outstanding shares of Series B Preferred Stock on an as converted basis plus the common stock owned by MatlinPatterson represented approximately 59% of the total number of shares of our common stock outstanding on an if-converted basis.

15.    Mortgage Credit Facilities

    At June 30, 2015, we had $90.3 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $100 million repurchase facility ($25 million committed and $75 million uncommitted) with one lender, maturing in June 2016, and a $75 million repurchase facility with another lender, maturing in October 2015.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.1 million as of June 30, 2015, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2015, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

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

The following table presents the Company's financial instruments measured at fair value on a recurring basis:

		Fair Value at
Description	Fair Value Hierarchy	June 30, 2015	December 31, 2014
		(Dollars in thousands)

Mortgage loans held for sale	Level 2	$111,654	$176,511

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

    The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		June 30, 2015		December 31, 2014
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$23,366	$23,366	$14,380	$14,380
Homebuilding liabilities:
Senior notes payable, net	Level 2	$2,133,111	$2,401,780	$2,131,393	$2,337,839

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2015, we had non-refundable cash deposits outstanding of approximately $39.1 million and capitalized pre-acquisition and other development and construction costs of approximately $6.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $389.3 million.

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

    b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of June 30, 2015, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2016.  At June 30, 2015, we had no joint venture surety bonds outstanding.

c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At June 30, 2015, we had approximately $526.9 million in surety bonds outstanding, with respect to which we had an estimated $297.8 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $83.4 million at June 30, 2015 and carried a weighted average interest rate of approximately 3.8%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors or through its interest rate hedging program.  As of June 30, 2015, Standard Pacific Mortgage had approximately $38.5 million in closed mortgage loans held for sale and $19.4 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.  In addition, as of June 30, 2015, Standard Pacific Mortgage had approximately $71.1 million in closed mortgage loans held for sale and $64.0 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

Substantially all of the loans originated by Standard Pacific Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to Standard Pacific Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  As of June 30, 2015, we had incurred an aggregate of $10.9 million in losses related to loan repurchases and make-whole payments we had been required to make on the $9.6 billion total dollar value of the loans we originated from the beginning of 2004 through the end of the second quarter of 2015.  During the six months ended June 30, 2015 and 2014, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.1 million and $0.2 million, respectively.  As of June 30, 2015, Standard Pacific Mortgage had indemnity and repurchase allowances related to loans sold of approximately $2.2 million.  In addition, during the six months ended June 30, 2015 and 2014, Standard Pacific Mortgage made make-whole payments totaling approximately $0.1 million related to three loans and $0.2 million related to four loans, respectively.

e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of June 30, 2015 and December 31, 2014 were $64.0 million and $62.8 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

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

    Our 2015 second quarter provision for income taxes of $32.3 million primarily related to our $89.5 million of pretax income.  As of June 30, 2015, we had a $267.2 million deferred tax asset which was offset by a valuation allowance of $1.1 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $127.7 million of our deferred tax asset related to net operating loss carryforwards ($112.6 million of federal and state net operating loss carryforwards that were subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes, and $15.1 million of state net operating loss carryforwards that were not subject to such limitation).  The remaining deferred tax asset balance of $139.5 million represented deductible timing differences, primarily

related to inventory impairments and financial accruals, which have no expiration date.   As of June 30, 2015 and December 31, 2014, our liability for unrecognized tax benefits was $3.8 million and $2.5 million, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, as of June 30, 2015, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2010 through 2014.

19.    Subsequent Event

On July 2, 2015, the Company filed a Registration Statement on Form S-4 in connection with the Agreement and Plan of Merger it entered into on June 14, 2015 (the "Merger Agreement") with The Ryland Group, Inc., a Maryland corporation ("Ryland").  Subject to the terms and conditions of the Merger Agreement, Standard Pacific and Ryland have agreed that Ryland will merge with and into Standard Pacific in a "merger of equals," with Standard Pacific continuing as the surviving corporation (the "Surviving Corporation"), and the separate corporate existence of Ryland will cease (the "Merger").  Subject to the terms and conditions of the Merger Agreement, which was unanimously approved by the boards of directors of Standard Pacific and Ryland, if the Merger is completed, each five shares of common stock issued and outstanding of Standard Pacific will be combined and converted into one issued and outstanding share of common stock of the Surviving Corporation and each share of common stock of Ryland issued and outstanding will be converted and exchangeable for 1.0191 issued and outstanding shares of common stock of the Surviving Corporation.  The proposed merger is subject to approval by the shareholders of the Company and Ryland and other customary closing conditions.

20.    Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2015		2014
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes		$21,990	$3,712

Supplemental Disclosures of Noncash Activities:
Liabilities assumed in connection with acquisitions	$	―	$4,170

21.    Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 13 "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2015
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$191,188	$324,365	$184,079	$	―	$699,632
Cost of sales	(144,796)	(248,896)	(133,999)		―	(527,691)
Gross margin	46,392	75,469	50,080		―	171,941
Selling, general and administrative expenses	(24,393)	(40,524)	(14,993)		―	(79,910)
Income (loss) from unconsolidated joint ventures	(4)	―	(47)		―	(51)
Equity income of subsidiaries	50,169	―	―		(50,169)	―
Interest income (expense), net	3,175	(2,465)	(710)		―	―
Other income (expense)	(6,440)	(75)	1,239		―	(5,276)
Homebuilding pretax income	68,899	32,405	35,569		(50,169)	86,704
Financial Services:
Financial services pretax income	―	―	2,818		―	2,818
Income before taxes	68,899	32,405	38,387		(50,169)	89,522
Provision for income taxes	(11,701)	(13,247)	(7,376)		―	(32,324)
Net income	$57,198	$19,158	$31,011		$(50,169)	$57,198

	Three Months Ended June 30, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$210,663	$250,945	$130,878	$	―	$592,486
Cost of sales	(155,611)	(187,801)	(91,134)		―	(434,546)
Gross margin	55,052	63,144	39,744		―	157,940
Selling, general and administrative expenses	(25,637)	(32,286)	(9,912)		―	(67,835)
Income (loss) from unconsolidated joint ventures	4	(5)	(461)		―	(462)
Equity income of subsidiaries	41,577	―	―		(41,577)	―
Interest income (expense), net	3,270	(2,848)	(422)		―	―
Other income (expense)	(910)	(223)	770		―	(363)
Homebuilding pretax income	73,356	27,782	29,719		(41,577)	89,280
Financial Services:
Financial services pretax income	―	―	2,566		―	2,566
Income before taxes	73,356	27,782	32,285		(41,577)	91,846
Provision for income taxes	(16,893)	(10,289)	(8,201)		―	(35,383)
Net income	$56,463	$17,493	$24,084		$(41,577)	$56,463

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2015
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$328,080	$544,093	$297,737	$	―	$1,169,910
Cost of sales	(248,154)	(419,853)	(215,857)		―	(883,864)
Gross margin	79,926	124,240	81,880		―	286,046
Selling, general and administrative expenses	(47,539)	(73,274)	(25,167)		―	(145,980)
Income (loss) from unconsolidated joint ventures	22	―	(524)		―	(502)
Equity income of subsidiaries	73,536	―	―		(73,536)	―
Interest income (expense), net	6,398	(5,209)	(1,189)		―	―
Other income (expense)	(7,441)	(223)	2,092		―	(5,572)
Homebuilding pretax income	104,902	45,534	57,092		(73,536)	133,992
Financial Services:
Financial services pretax income	―	―	4,026		―	4,026
Income before taxes	104,902	45,534	61,118		(73,536)	138,018
Provision for income taxes	(16,099)	(20,571)	(12,545)		―	(49,215)
Net income	$88,803	$24,963	$48,573		$(73,536)	$88,803

	Six Months Ended June 30, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Homebuilding:
Revenues	$379,003	$456,029	$217,653	$	―	$1,052,685
Cost of sales	(277,121)	(342,623)	(156,051)		―	(775,795)
Gross margin	101,882	113,406	61,602		―	276,890
Selling, general and administrative expenses	(49,442)	(60,134)	(16,849)		―	(126,425)
Income (loss) from unconsolidated joint ventures	(113)	28	(814)		―	(899)
Equity income of subsidiaries	66,073	―	―		(66,073)	―
Interest income (expense), net	6,959	(5,654)	(1,305)		―	―
Other income (expense)	(1,052)	(253)	929		―	(376)
Homebuilding pretax income	124,307	47,393	43,563		(66,073)	149,190
Financial Services:
Financial services pretax income	―	―	4,271		―	4,271
Income before taxes	124,307	47,393	47,834		(66,073)	153,461
Provision for income taxes	(29,685)	(17,544)	(11,610)		―	(58,839)
Net income	$94,622	$29,849	$36,224		$(66,073)	$94,622

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2015
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$28,782	$20,626	$27,680	$	―	$77,088
Restricted cash	―	―	39,714		―	39,714
Intercompany receivables	1,795,110	―	181,691		(1,976,801)	―
Inventories:
Owned	1,156,145	1,294,269	1,174,084		―	3,624,498
Not owned	16,691	20,478	8,602		―	45,771
Investments in unconsolidated joint ventures	(1,632)	(69)	62,536		―	60,835
Investments in subsidiaries	1,023,496	―	―		(1,023,496)	―
Deferred income taxes, net	274,642	―	―		(8,551)	266,091
Other assets	39,550	10,649	4,225		―	54,424
Total Homebuilding Assets	4,332,784	1,345,953	1,498,532		(3,008,848)	4,168,421
Financial Services:
Cash and equivalents	―	―	11,225		―	11,225
Restricted cash	―	―	1,045		―	1,045
Mortgage loans held for sale, net	―	―	109,239		―	109,239
Mortgage loans held for investment, net	―	―	23,366		―	23,366
Other assets	―	―	8,246		(1,650)	6,596
Total Financial Services Assets	―	―	153,121		(1,650)	151,471
Total Assets	$4,332,784	$1,345,953	$1,651,653		$(3,010,498)	$4,319,892

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$24,049	$25,141	$30,529	$	―	$79,719
Accrued liabilities and intercompany payables	213,627	917,572	887,502		(1,793,079)	225,622
Revolving credit facility	30,000	―	―		―	30,000
Secured project debt, other notes payable and
intercompany loans	179,454	―	4,203		(177,730)	5,927
Senior notes payable	2,133,111	―	―		―	2,133,111
Total Homebuilding Liabilities	2,580,241	942,713	922,234		(1,970,809)	2,474,379
Financial Services:
Accounts payable and other liabilities	―	―	18,822		(16,193)	2,629
Mortgage credit facilities	―	―	90,341		―	90,341
Total Financial Services Liabilities	―	―	109,163		(16,193)	92,970
Total Liabilities	2,580,241	942,713	1,031,397		(1,987,002)	2,567,349

Equity:
Total Stockholders' Equity	1,752,543	403,240	620,256		(1,023,496)	1,752,543
Total Liabilities and Equity	$4,332,784	$1,345,953	$1,651,653		$(3,010,498)	$4,319,892

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$133,304	$1,061	$46,063	$	―	$180,428
Restricted cash	―	―	38,222		―	38,222
Intercompany receivables	1,637,226	―	184,772		(1,821,998)	―
Inventories:
Owned	1,059,197	1,234,233	961,774		―	3,255,204
Not owned	17,360	28,520	39,273		―	85,153
Investments in unconsolidated joint ventures	(1,653)	497	51,267		―	50,111
Investments in subsidiaries	957,933	―	―		(957,933)	―
Deferred income taxes, net	283,890	―	―		(7,488)	276,402
Other assets	42,224	11,234	8,139		―	61,597
Total Homebuilding Assets	4,129,481	1,275,545	1,329,510		(2,787,419)	3,947,117
Financial Services:
Cash and equivalents	―	―	31,965		―	31,965
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	174,420		―	174,420
Mortgage loans held for investment, net	―	―	14,380		―	14,380
Other assets	―	―	6,980		(1,737)	5,243
Total Financial Services Assets	―	―	229,040		(1,737)	227,303
Total Assets	$4,129,481	$1,275,545	$1,558,550		$(2,789,156)	$4,174,420

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$13,856	$16,202	$15,027	$	―	$45,085
Accrued liabilities and intercompany payables	206,731	868,922	783,324		(1,635,194)	223,783
Secured project debt, other notes payable and
intercompany loans	100,813	―	4,689		(100,813)	4,689
Senior notes payable	2,131,393	―	―		―	2,131,393
Total Homebuilding Liabilities	2,452,793	885,124	803,040		(1,736,007)	2,404,950
Financial Services:
Accounts payable and other liabilities	―	―	18,585		(15,216)	3,369
Mortgage credit facilities	―	―	169,413		(80,000)	89,413
Total Financial Services Liabilities	―	―	187,998		(95,216)	92,782
Total Liabilities	2,452,793	885,124	991,038		(1,831,223)	2,497,732

Equity:
Total Stockholders' Equity	1,676,688	390,421	567,512		(957,933)	1,676,688
Total Liabilities and Equity	$4,129,481	$1,275,545	$1,558,550		$(2,789,156)	$4,174,420

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2015
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(39,876)	$(21,756)	$(49,565)	$	―	$(111,197)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	―	―	(20,778)		―	(20,778)
Distributions of capital from unconsolidated homebuilding joint ventures	―	―	8,760		―	8,760
Loan to parent and subsidiaries	―	―	5,000		(5,000)	―
Other investing activities	(1,670)	(1,278)	(9,074)		―	(12,022)
Net cash provided by (used in) investing activities	(1,670)	(1,278)	(16,092)		(5,000)	(24,040)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(1,242)		―	(1,242)
Borrowings from revolving credit facility	158,900	―	―		―	158,900
Principal payments on revolving credit facility	(128,900)	―	―		―	(128,900)
Principal payments on secured project debt and other notes payable	―	―	(497)		―	(497)
Loan from subsidiary	75,000	―	―		(75,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(79,072)		80,000	928
(Contributions to) distributions from Corporate and subsidiaries	7,973	(12,144)	4,171		―	―
Repurchase of common stock	(22,073)	―	―		―	(22,073)
Issuance of common stock under employee stock plans, net of tax withholdings	(2,322)	―	―		―	(2,322)
Excess tax benefits from share-based payment arrangements	6,363	―	―		―	6,363
Intercompany advances, net	(157,917)	54,743	103,174		―	―
Net cash provided by (used in) financing activities	(62,976)	42,599	26,534		5,000	11,157

Net increase (decrease) in cash and equivalents	(104,522)	19,565	(39,123)		―	(124,080)
Cash and equivalents at beginning of period	133,304	1,061	78,028		―	212,393
Cash and equivalents at end of period	$28,782	$20,626	$38,905	$	―	$88,313

	Six Months Ended June 30, 2014
	Standard Pacific Corp.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated Standard Pacific Corp.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$40,140	$(136,481)	$(47,171)	$	―	$(143,512)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	144	2	(5,823)		―	(5,677)
Distributions of capital from unconsolidated homebuilding joint ventures	120	229	14,459		―	14,808
Net cash paid for acquisitions	(35,685)	―	2,277		―	(33,408)
Loan to parent	―	―	(85,000)		85,000	―
Other investing activities	(618)	(855)	(14)		―	(1,487)
Net cash provided by (used in) investing activities	(36,039)	(624)	(74,101)		85,000	(25,764)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(9,925)		―	(9,925)
Principal payments on secured project debt and other notes payable	―	―	(1,061)		―	(1,061)
Principal payments on senior notes payable	(4,971)	―	―		―	(4,971)
Loan from subsidiary	85,000	―	―		(85,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(34,288)		―	(34,288)
(Contributions to) distributions from Corporate and subsidiaries	4,600	―	(4,600)		―	―
Issuance of common stock under employee stock plans, net of tax withholdings	3,769	―	―		―	3,769
Intercompany advances, net	(241,539)	137,403	104,136		―	―
Net cash provided by (used in) financing activities	(153,141)	137,403	54,262		(85,000)	(46,476)

Net increase (decrease) in cash and equivalents	(149,040)	298	(67,010)		―	(215,752)
Cash and equivalents at beginning of period	175,289	494	187,508		―	363,291
Cash and equivalents at end of period	$26,249	$792	$120,498	$	―	$147,539

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On June 14, 2015, Standard Pacific entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Ryland Group, Inc., a Maryland corporation ("Ryland").  Subject to the terms and conditions of the Merger Agreement, Standard Pacific and Ryland have agreed that Ryland will merge with and into Standard Pacific in a "merger of equals," with Standard Pacific continuing as the surviving corporation (the "Surviving Corporation"), and the separate corporate existence of Ryland will cease (the "Merger").  Subject to the terms and conditions of the Merger Agreement, which was unanimously approved by the boards of directors of Standard Pacific and Ryland, if the Merger is completed, each five shares of common stock issued and outstanding of Standard Pacific will be combined and converted into one issued and outstanding share of common stock of the Surviving Corporation and each share of common stock of Ryland issued and outstanding will be converted and exchangeable for 1.0191 issued and outstanding shares of common stock of the Surviving Corporation.  The proposed merger is subject to approval by the shareholders of the Company and Ryland and other customary closing conditions. The Company currently expects the transaction to close in early fall 2015.

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$694,678	$591,706	$1,163,057	$1,038,624
Land sale revenues	4,954	780	6,853	14,061
Total revenues	699,632	592,486	1,169,910	1,052,685
Cost of home sales	(523,933)	(434,196)	(878,750)	(762,441)
Cost of land sales	(3,758)	(350)	(5,114)	(13,354)
Total cost of sales	(527,691)	(434,546)	(883,864)	(775,795)
Gross margin	171,941	157,940	286,046	276,890
Gross margin percentage	24.6%	26.7%	24.5%	26.3%
Selling, general and administrative expenses	(79,910)	(67,835)	(145,980)	(126,425)
Income (loss) from unconsolidated joint ventures	(51)	(462)	(502)	(899)
Other income (expense)	(5,276)	(363)	(5,572)	(376)
Homebuilding pretax income	86,704	89,280	133,992	149,190

Financial Services:
Revenues	6,716	6,112	11,635	11,096
Expenses	(4,446)	(3,760)	(8,547)	(7,200)
Other income	548	214	938	375
Financial services pretax income	2,818	2,566	4,026	4,271

Income before taxes	89,522	91,846	138,018	153,461
Provision for income taxes	(32,324)	(35,383)	(49,215)	(58,839)
Net income	57,198	56,463	88,803	94,622
Less: Net income allocated to preferred shareholder	(13,798)	(13,496)	(21,475)	(22,650)
Less: Net income allocated to unvested restricted stock	(112)	(77)	(181)	(134)
Net income available to common stockholders	$43,288	$42,890	$67,147	$71,838

Income Per Common Share:
Basic	$0.16	$0.15	$0.24	$0.26
Diluted	$0.14	$0.14	$0.22	$0.23

Weighted Average Common Shares Outstanding:
Basic	275,498,449	279,075,416	274,572,173	278,514,992
Diluted	310,553,895	316,727,592	310,407,657	316,451,929

Weighted average additional common shares outstanding
if preferred shares converted to common shares	87,812,786	87,812,786	87,812,786	87,812,786

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	398,366,681	404,540,378	398,220,443	404,264,715

Net cash provided by (used in) operating activities	$(17,126)	$(25,949)	$(111,197)	$(143,512)
Net cash provided by (used in) investing activities	$(16,156)	$(36,050)	$(24,040)	$(25,764)
Net cash provided by (used in) financing activities	$17,997	$4,426	$11,157	$(46,476)

Adjusted Homebuilding EBITDA (1)	$135,263	$131,294	$214,291	$224,326
__________________
(1)
Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges and deposit write-offs, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, including amortization of capitalized model costs, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiaries. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as one measure of our ability to service debt and obtain financing. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles ("GAAP") financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)    continued
The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,		LTM Ended June 30,
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(17,126)	$(25,949)	$(111,197)	$(143,512)	$(330,082)	$(148,524)
Add:
Provision (benefit) for income taxes, net of
deferred component	―	―	17	(166)	35,284	(15,791)
Homebuilding interest amortized to cost of
sales and interest expense	36,563	29,816	59,201	54,799	127,514	118,030
Excess tax benefits from share-based
payment arrangements	2,994	―	6,363	―	19,767	―
Less:
Income from financial services subsidiaries	2,818	2,352	4,026	3,896	9,004	8,363
Depreciation and amortization from financial
services subsidiaries	25	34	62	67	133	132
Loss on disposal of property and equipment	15	―	34	1	44	2
Net changes in operating assets and liabilities:
Mortgage loans held for sale	10,542	9,364	(65,182)	(42,574)	30,230	(28,073)
Inventories-owned	137,351	132,828	341,894	325,611	680,710	521,371
Inventories-not owned	6,183	6,629	12,061	14,794	30,294	48,403
Other assets	(12,809)	(5,274)	(5,877)	13,108	(23,514)	(5,515)
Accounts payable	(21,155)	(4,773)	(34,634)	(6,149)	(37,799)	(19,854)
Accrued liabilities	(4,422)	(8,961)	15,767	12,379	(30,835)	10,669
Adjusted Homebuilding EBITDA	$135,263	$131,294	$214,291	$224,326	$492,388	$472,219

Three and Six Months Ended June 30, 2015 Compared to Three and Six Months Ended June 30, 2014

Overview

The Company's 2015 second quarter results reflect a continuation of the housing market recovery and our focus on the execution of our strategy.  We delivered 1,305 homes during the quarter, generating home sale revenues of $694.7 million, up 17% from the prior year period, on an average selling price of $532 thousand, up 11% from the second quarter of 2014.  Net income for the 2015 second quarter was $57.2 million, or $0.14 per diluted share, as compared to $56.5 million, or $0.14 per diluted share, for the 2014 second quarter, and pretax income was $89.5 million, compared to $91.8 million.  The year over year decrease in pretax income was primarily the result of a decrease in our gross margin percentage from home sales which, consistent with the Company's expectations, decreased 200 basis points from 26.6% for the 2014 second quarter to 24.6% for the 2015 second quarter.  The decrease in our gross margin percentage was driven primarily by an increase in direct construction costs.  For the six months ended June 30, 2015, we reported net income of $88.8 million, or $0.22 per diluted share, as compared to $94.6 million, or $0.23 per diluted share, in the prior year period.  Pretax income for the six months ended June 30, 2015 was $138.0 million, compared to $153.5 million in the prior year period.  In addition, the dollar value of homes in backlog was $1.5 billion, a 30% increase from the prior year period.

During the first half of 2015, we spent $348.4 million on land acquisition and development, acquiring 2,254 homesites.  We remain focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments we target.  We believe the strength of our land and product portfolio leaves us well positioned to take advantage of the housing recovery.

Homebuilding

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(Dollars in thousands)
Homebuilding revenues:
California	$298,972	$290,899	3%	$484,593	$510,378	(5%)
Southwest	202,538	131,590	54%	340,746	238,797	43%
Southeast	198,122	169,997	17%	344,571	303,510	14%
Total homebuilding revenues	$699,632	$592,486	18%	$1,169,910	$1,052,685	11%

Homebuilding pretax income:
California	$49,377	$57,566	(14%)	$74,475	$96,119	(23%)
Southwest	22,190	14,274	55%	33,987	24,332	40%
Southeast	15,137	17,440	(13%)	25,530	28,739	(11%)
Total homebuilding pretax income	$86,704	$89,280	(3%)	$133,992	$149,190	(10%)

Homebuilding pretax income as a percentage
of homebuilding revenues:
California	16.5%	19.8%	(3.3%)	15.4%	18.8%	(3.4%)
Southwest	11.0%	10.8%	0.2%	10.0%	10.2%	(0.2%)
Southeast	7.6%	10.3%	(2.7%)	7.4%	9.5%	(2.1%)
Total homebuilding pretax income percentage	12.4%	15.1%	(2.7%)	11.5%	14.2%	(2.7%)

    Homebuilding pretax income for the 2015 second quarter was $86.7 million compared to $89.3 million in the year earlier period.  This decrease was primarily the result of a 200 basis point decrease in gross margin from home sales, partially offset by a 17% increase in home sale revenues which was driven by the increase in average selling price within all our reportable segments and a 32% increase in deliveries in our Southwest reportable segment compared to the prior year period.

    For the six months ended June 30, 2015, we reported homebuilding pretax income of $134.0 million compared to $149.2 million in the year earlier period.  The decrease was primarily the result of a 220 basis point decrease in gross margin from home sales, partially offset by a 12% increase in home sale revenue which was driven by the increase in average selling price within all our reportable segments and a 22% increase in deliveries in our Southwest reportable segment compared to the prior year period.

Revenues

    Home sale revenues increased 17%, from $591.7 million for the 2014 second quarter to $694.7 million for the 2015 second quarter, resulting from an 11% increase in our average home price to $532 thousand and a 6% increase in new home deliveries. Home sale revenues increased 12%, from $1,038.6 million for the six months ended June 30, 2014 to $1,163.1 million for the six months ended June 30, 2015, resulting from a 10% increase in our average home price to $511 thousand and a 2% increase in new home deliveries.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
New homes delivered:
California	438	439	(0%)	730	778	(6%)
Arizona	53	60	(12%)	110	123	(11%)
Texas	265	179	48%	463	328	41%
Colorado	73	58	26%	113	111	2%
Total Southwest	391	297	32%	686	562	22%
Florida	255	265	(4%)	456	500	(9%)
Carolinas	221	235	(6%)	405	391	4%
Total Southeast	476	500	(5%)	861	891	(3%)
Total	1,305	1,236	6%	2,277	2,231	2%

    The increase in new home deliveries for the 2015 second quarter was driven primarily by the increase in our Texas division.  New home deliveries in Texas increased 48% for the 2015 second quarter as a result of a 70% increase in the number of homes in backlog at the beginning of the period expected to close during the quarter and a 24% increase in our average active selling communities compared to the prior year period.  Excluding Texas and Colorado, new home deliveries for the 2015 second quarter decreased 3%, driven primarily by a 5% decrease in the number of homes in beginning backlog expected to close during the quarter as compared to the year earlier period.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
California	$683	$662	3%	$663	$645	3%
Arizona	315	309	2%	319	307	4%
Texas	526	466	13%	512	443	16%
Colorado	583	510	14%	572	498	15%
Total Southwest	508	443	15%	491	424	16%
Florida	472	368	28%	447	360	24%
Carolinas	347	306	13%	342	303	13%
Total Southeast	414	339	22%	398	335	19%
Total	$532	$479	11%	$511	$466	10%

Our 2015 second quarter consolidated average selling price of $532 thousand was the highest quarterly average selling price of homes delivered in the Company's 50-year history. The year over year increases in our consolidated average home price reflects general price increases within the majority of our markets and a shift to more move-up product.

    Gross Margin

Our 2015 second quarter gross margin percentage from home sales decreased to 24.6% compared to 26.6% in the 2014 second quarter.  For the six months ended June 30, 2015, our gross margin percentage from home sales was 24.4%, a decrease from 26.6% compared to the prior year period.  The year over year decrease in our gross margin percentage from home sales was primarily attributable to an increase in direct construction costs per home.

SG&A Expenses

Our 2015 second quarter SG&A expenses (including Corporate G&A) were $79.9 million compared to $67.8 million for the prior year period, and as a percentage of home sale revenues was 11.5% in both periods.  For the six months ended June 30, 2015, our SG&A expenses (including Corporate G&A) were $146.0 million compared to $126.4 million for the prior year period, up 40 basis points as a percentage of home sale revenues to 12.6%, compared to 12.2% for the prior year period. The increase in our SG&A rate was primarily the result of higher sales and marketing costs associated with new community openings.

Other Income (Expense)

Other expense of $5.3 million for the 2015 second quarter was primarily attributable to transaction costs incurred in connection with the proposed merger of the Company and Ryland.

Operating Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	% Change	% Absorption Change (1)	2015	2014	% Change	% Absorption Change (1)
Net new orders (2):
California	528	498	6%	8%	1,054	971	9%	9%
Arizona	109	75	45%	12%	204	142	44%	11%
Texas (3)	344	260	32%	7%	653	495	32%	4%
Colorado	62	75	(17%)	14%	145	128	13%	56%
Total Southwest	515	410	26%	9%	1,002	765	31%	12%
Florida	284	258	10%	(12%)	597	541	10%	(14%)
Carolinas	240	259	(7%)	(10%)	485	459	6%	9%
Total Southeast	524	517	1%	(12%)	1,082	1,000	8%	(6%)
Total	1,567	1,425	10%	(1%)	3,138	2,736	15%	3%

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Average selling prices of net new orders:	(Dollars in thousands)
California	$720	$611	18%	$704	$628	12%
Arizona	343	309	11%	344	307	12%
Texas (3)	502	473	6%	503	469	7%
Colorado	550	526	5%	537	507	6%
Total Southwest	474	453	5%	475	445	7%
Florida	495	420	18%	482	407	18%
Carolinas	387	314	23%	375	311	21%
Total Southeast	446	367	22%	434	363	20%
Total	$547	$477	15%	$538	$480	12%

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Average number of selling communities during the period:
California	47	48	(2%)	47	47	―
Arizona	13	10	30%	13	10	30%
Texas	47	38	24%	47	37	27%
Colorado	8	11	(27%)	8	11	(27%)
Total Southwest	68	59	15%	68	58	17%
Florida	56	45	24%	55	43	28%
Carolinas	32	31	3%	30	31	(3%)
Total Southeast	88	76	16%	85	74	15%
Total	203	183	11%	200	179	12%
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.
(3)	2014 net new orders and average selling prices of net new orders exclude the impact of 99 homes in backlog we acquired in connection with our June 2014 acquisition of a homebuilder in Austin.

Excluding the impact of the 99 homes in backlog we acquired in connection with our June 2014 acquisition of an Austin, Texas homebuilder, net new orders for the 2015 second quarter increased 10%, to 1,567 homes, from the prior year period on an 11% increase in average active selling communities, and our monthly sales absorption rate was 2.6 per community for the 2015 second quarter, flat compared to both the 2014 second quarter and the 2015 first quarter.  Our cancellation rate for the 2015 second quarter was 15%, compared to 14% for the 2014 second quarter and 11% for the 2015 first quarter, down significantly from the average historical cancellation rate of approximately 22% we have experienced over the last 10 years.

	At June 30,
	2015		2014		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
Backlog ($ in thousands):
California	622	$499,226	589	$378,962	6%	32%
Arizona	190	70,954	124	43,678	53%	62%
Texas	661	345,333	556	261,384	19%	32%
Colorado	107	61,094	125	67,005	(14%)	(9%)
Total Southwest	958	477,381	805	372,067	19%	28%
Florida	592	347,873	545	262,827	9%	32%
Carolinas	400	160,064	365	125,030	10%	28%
Total Southeast	992	507,937	910	387,857	9%	31%
Total	2,572	$1,484,544	2,304	$1,138,886	12%	30%

The dollar value of our backlog as of June 30, 2015 increased 30% from the year earlier period to $1.5 billion, or 2,572 homes.  Our consolidated average home price in backlog of $577 thousand as of June 30, 2015 increased 17% compared to $494 thousand at June 30, 2014, reflecting the continued execution of our move-up homebuyer focused strategy and a favorable pricing environment in select markets.

	At June 30,
	2015	2014	% Change
Homesites owned and controlled:
California	10,975	9,603	14%
Arizona	1,970	2,242	(12%)
Texas	4,430	5,204	(15%)
Colorado	974	1,196	(19%)
Nevada	920	1,124	(18%)
Total Southwest	8,294	9,766	(15%)
Florida	12,366	12,138	2%
Carolinas	4,399	4,441	(1%)
Total Southeast	16,765	16,579	1%
Total (including joint ventures)	36,034	35,948	0%

Homesites owned	28,866	28,774	0%
Homesites optioned or subject to contract	6,123	6,909	(11%)
Joint venture homesites (1)	1,045	265	294%
Total (including joint ventures)	36,034	35,948	0%

Homesites owned:
Raw lots	7,116	6,747	5%
Homesites under development	8,361	9,373	(11%)
Finished homesites	7,397	6,605	12%
Under construction or completed homes	4,010	3,548	13%
Held for sale	1,982	2,501	(21%)
Total	28,866	28,774	0%
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of June 30, 2015 was flat from the year earlier period and up 2% from the 35,430 homesites owned and controlled as of December 31, 2014.  We purchased $98.6 million of land (1,283 homesites) during the 2015 second quarter, of which 53% (based on homesites) was located in Florida, 23% in the Carolinas, 12% in California and 12% in Texas.  As of June 30, 2015, we owned or controlled 36,034 homesites, of which 24,693 were owned and actively selling or under development, 7,168 were controlled or under option, and the remaining 4,173 homesites were held for future development or for sale.

	At June 30,
	2015	2014	% Change
Homes under construction:
Homes under construction (excluding specs)	1,776	1,568	13%
Speculative homes under construction	1,215	1,034	18%
Total homes under construction	2,991	2,602	15%

Completed homes:
Completed and unsold homes (excluding models)	359	347	3%
Completed and under contract (excluding models)	265	297	(11%)
Model homes	395	302	31%
Total completed homes	1,019	946	8%

Homes under construction (excluding speculative homes) as of June 30, 2015 increased 13% compared to June 30, 2014, primarily the result of the 12% increase in homes in backlog.  Speculative homes under construction as of June 30, 2015 increased 18% over the prior year period, resulting primarily from a year over year increase in our active selling communities and our strategy to maintain a supply of speculative homes in each community.

Financial Services

In the 2015 second quarter our mortgage financing subsidiary reported pretax income of approximately $2.3 million compared to $2.4 million in the year earlier period.  The decrease was driven primarily by lower margins on loan sales and a $0.1 million increase in loan loss reserve expense related to indemnification and repurchase reserves, partially offset by a 28% increase in the dollar volume of loans originated and sold.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Total Originations:
Loans	808	703	1,411	1,290
Principal	$300,341	$232,993	$515,163	$417,954
Capture Rate	74%	74%	75%	75%

Loans Sold to Third Parties:
Loans	794	685	1,625	1,431
Principal	$284,536	$223,809	$567,225	$46,038

Mortgage Loan Origination Product Mix:
FHA loans	8%	9%	8%	9%
Other government loans (VA & USDA)	7%	9%	7%	10%
Total government loans	15%	18%	15%	19%
Conforming loans	73%	75%	72%	75%
Jumbo loans	12%	7%	13%	6%
	100%	100%	100%	100%
Loan Type:
Fixed	92%	90%	92%	92%
ARM	8%	10%	8%	8%
Credit Quality:
Avg. FICO score	752	753	752	752
Other Data:
Avg. combined LTV ratio	79%	81%	79%	81%
Full documentation loans	100%	100%	100%	100%

Income Taxes

Our 2015 second quarter provision for income taxes of $32.3 million primarily relates to our $89.5 million of pretax income.  As of June 30, 2015, we had a $267.2 million deferred tax asset which was offset by a valuation allowance of $1.1 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $112.6 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes.  The $154.6 million balance of the deferred tax asset is not subject to such limitations.

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

For the six months ended June 30, 2015, we used $111.2 million of cash in operating activities versus $143.5 million in the year earlier period.  The decrease in cash used in operating activities during 2015 as compared to the prior year period was driven primarily by a $53.0 million decrease in cash land purchase and development costs (excluding 2014 acquisition costs) and an 11% increase in homebuilding revenues, partially offset by a 15% increase in total homes under construction at June 30, 2015 compared to June 30, 2014.  As of June 30, 2015, our homebuilding cash balance was $116.8 million (including $39.7 million of restricted cash).

Revolving Credit Facility.  As of June 30, 2015, we were party to a $450 million unsecured revolving credit facility (the "Revolving Facility") which matures in July 2018.  The Revolving Facility has an accordion feature under which the aggregate commitment may be increased to a maximum amount of $750 million, subject to the availability of additional bank commitments and certain other conditions.  Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the Revolving Facility.  Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at June 30, 2015	Covenant Requirements at June 30, 2015
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,752.5	≥	$1,027.6
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.20	≤	2.00
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.18	≤	1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$71.2	≥	$150.2
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	2.69	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$294.9	≤	$693.4
Actual/Permitted Borrowings under the Revolving Facility (7)	$30.0	≤	$450.0
__________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.
(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.

(4)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  At June 30, 2015, we met the condition described in clause (ii).

(5)	Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of June 30, 2015, our availability under the Revolving Facility was $420 million.

Letter of Credit Facilities.  As of June 30, 2015, we were party to four committed letter of credit facilities totaling $48 million, of which $38.0 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2015 to October 2017.  In addition, as of such date, we also had $0.2 million outstanding under an uncommitted letter of credit facility.  As of June 30, 2015, these facilities were secured by cash collateral deposits of $38.8 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of June 30, 2015, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

June 30, 2015
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
    As of June 30, 2015, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.
Covenant Requirements	Actual at June 30, 2015	Covenant Requirements at June 30, 2015

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.41	≤	2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	2.53	≥	2.00

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

    Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2015, only one joint venture had bank debt outstanding, which totaled $30 million.  This joint venture bank debt was non-recourse to us.

    Secured Project Debt and Other Notes Payable.  At June 30, 2015, we had $5.9 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

    Mortgage Credit Facilities.  At June 30, 2015, we had $90.3 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $100 million repurchase facility ($25 million committed and $75 million uncommitted) with one lender, maturing in June 2016, and a $75 million repurchase facility with another lender, maturing in October 2015.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.1 million as of June 30, 2015, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2015, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

    Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance obligations.  At June 30, 2015, we had approximately $526.9 million in surety bonds outstanding, with respect to which we had an estimated $297.8 million remaining in cost to complete.

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

    Dividends.  We did not pay dividends during the three months ended June 30, 2015.

    Stock Repurchases.  On October 28, 2014, we announced that our Board of Directors authorized a $100 million stock repurchase plan.  During the three months ended June 30, 2015, we did not repurchase any shares of our common stock.  As of June 30, 2015, we had remaining authorization to repurchase $41.3 million of our common stock.

    Leverage.  Our homebuilding debt to total book capitalization as of June 30, 2015 was 55.3% and our adjusted net homebuilding debt to adjusted total book capitalization was 53.9%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended June 30, 2015 and 2014 was 4.4x and 3.9x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 4.2x and 3.5x, respectively (please see page 26 for the reconciliation of net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2015, we had non-refundable cash deposits outstanding of approximately $39.1 million and capitalized pre-acquisition and other development and construction costs of approximately $6.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $389.3 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2015, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.   This joint venture debt is non-recourse to us and is scheduled to mature in June 2016.  At June 30, 2015, we had no joint venture surety bonds outstanding.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2015.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  For a portion of its loan originations, Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of June 30, 2015, Standard Pacific Mortgage had approximately $38.5 million in closed mortgage loans held for sale and $19.4 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.

Standard Pacific Mortgage also originates a portion of its mortgage loans on a non-presold basis.  When originating mortgage loans on a non-presold basis, Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for a short period of time (typically for 30 to 45 days) before the loans are sold to third party investors.  Standard Pacific Mortgage utilizes third party hedging software to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner.  As of June 30, 2015, Standard Pacific Mortgage had approximately $71.1 million of closed mortgage loans held for sale and $64.0 million of loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	the expected closing date of our merger with Ryland;
•	our strategy;
•	housing market and economic conditions and trends in the geographic markets in which we operate;
•	our land acquisition strategy and our sources of funds relating thereto;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	litigation outcomes and related costs;
•	amounts remaining to complete relating to existing surety bonds;
•	our interest rate hedging and derivatives strategy; and
•	the impact of recent accounting standards.

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the following:

•	risk relating to our proposed merger with Ryland:
•	the market value and availability of land;
•	our dependence on the California market;
•	the willingness of customers to purchase homes at times when mortgage-financing costs are high or when credit is difficult to obtain;
•	competition with other homebuilders as well as competition from the sellers of existing homes, short-sale homes and foreclosed homes;
•	adverse economic developments that negatively impact the demand for homes;
•	high cancellation rates;
•	the risk of our longer term acquisition strategy;
•	the cost and availability of labor and materials;
•	our ability to obtain suitable bonding for development of our communities;
•	adverse weather conditions and natural disasters;
•	drought conditions in California;
•	litigation and warranty claims;
•	the inherent danger of our building sites;
•	our reliance on subcontractors and their ability to construct our homes;
•	risks relating to our mortgage financing activities, including our obligation to repurchase loans we previously sold in the secondary market;
•	our dependence on key employees;
•	risks relating to acquisitions, including integration risks;
•	our failure to maintain the security of our electronic and other confidential information;

•	the adverse effects of negative media publicity;
•	government regulation, including environmental, building, climate change, worker health, safety, mortgage lending, title insurance, zoning and land use regulation;
•	increased regulation of the mortgage industry;
•	changes to tax laws that make homeownership more expensive;
•	the impact of "slow growth", "no growth" and similar initiatives;
•	our ability to obtain additional capital when needed and at an acceptable cost;
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

ITEM 1A.               RISK FACTORS

    Except as described below, there has been no material change in our risk factors as previously disclosed in our Quarterly Report on form 10-Q for the period ended March 31, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2014.  For a detailed description of risk factors, refer to Part II, Item 1A, "Risk Factors," of our Quarterly Report on form 10-Q for the period ended March 31, 2015 and Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2014.

    The proposed merger between Standard Pacific and Ryland may present certain risks to Standard Pacific's business and operations.

    On June 14, 2015, Standard Pacific entered into an Agreement and Plan of Merger (the "Merger Agreement") with The Ryland Group, Inc., a Maryland corporation ("Ryland").  Pursuant to the terms of the Merger Agreement, which was approved unanimously by the boards of directors of Standard Pacific and Ryland, each five shares of common stock of Standard Pacific will be combined and converted into one issued and outstanding share of common stock of the Surviving Corporation and each share of common stock of Ryland issued and outstanding will be converted and exchangeable for 1.0191 issued and outstanding shares of common stock of the Surviving Corporation. Standard Pacific expects the transaction, which is subject to the adoption and approval of the Merger Agreement by Standard Pacific's and Ryland's stockholders, to close in early fall 2015.

    The merger may present certain risks to Standard Pacific's business and operations prior to the closing of the merger, including, among other things, risks that:

•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;

•	management's attention and other Company resources may be focused on the merger instead of on day-to-day management activities, including pursuing other opportunities beneficial to Standard Pacific;

•	we may incur substantial unexpected transaction fees and merger-related costs;

•	the merger may not be completed, which may have an adverse effect on our stock price and future business and financial results; and

•	the Merger Agreement contains provisions that could discourage a potential competing acquirer of Standard Pacific.

    In addition, certain risks may continue to exist after the closing of the merger, including, among other things, risks that:

•	we may be unable to integrate successfully our businesses and workforces with those of Ryland and many of the anticipated benefits of combining Standard Pacific and Ryland may not be realized;

•
completion of the merger may trigger assignment, change of control or other provisions in certain commercial contracts to which Ryland is a party, such that counterparties may potentially have the right to terminate the contracts or give consent to the merger;

•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees; and

•	launching branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers.

    These risks, as they relate to Standard Pacific as part of the Surviving Corporation and additional risks associated with the merger, are qualified in their entirety by reference to and are described in more detail under the heading "Risk Factors" in the preliminary joint proxy statement/prospectus contained in Standard Pacific's Registration Statement on Form S-4, which was filed with the Securities and Exchange Commission on July 2, 2015.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3.                   DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4.                   MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.                   OTHER INFORMATION

    Not applicable.

ITEM 6.                   EXHIBITS

2.1	Amended and Restated Agreement and Plan of Merger among Standard Pacific Corp. and The Ryland Group, Inc., incorporated by reference to Annex A to the joint proxy statement/prospectus forming a part of the Registrant's Registration Statement on Form S-4 filed July 2, 2015 and incorporated herein by reference.*

10.1	Amended and Restated Stockholders Agreement, by and between MP CA Homes LLC and Standard Pacific Corp., dated June 14, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 15, 2015.

10.2	Employment Agreement, dated as of June 14, 2015, by and between Standard Pacific Corp. and Scott D. Stowell, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 15, 2015.

10.3	Employment Agreement, dated as of June 14, 2015, by and between Standard Pacific Corp. and Larry T. Nicholson, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 15, 2015.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Standard Pacific Corp.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	The annexes, schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

STANDARD PACIFIC
(Registrant)
Dated: July 31, 2015	By:	/s/ Scott D. Stowell
Scott D. Stowell Chief Executive Officer (Principal Executive Officer)

Dated: July 31, 2015	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)