Form 10-Q
period 2015-09-30
CalAtlantic Group, Inc.
filed 2015-11-05
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to

Commission file number 1-10959

CALATLANTIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0475989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
15360 Barranca Parkway, Irvine, CA (Address of principal executive offices)	92618-2215 (Zip Code)

(949) 789-1600
(Registrant’s telephone number, including area code)

Standard Pacific Corp.
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

Registrant's shares of common stock outstanding at November 4, 2015: 121,017,696

CALATLANTIC GROUP, INC.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$626,008	$603,788	$1,789,065	$1,642,412
Land sale revenues	26,182	1,061	33,035	15,122
Total revenues	652,190	604,849	1,822,100	1,657,534
Cost of home sales	(467,358)	(444,898)	(1,346,108)	(1,207,339)
Cost of land sales	(25,076)	(891)	(30,190)	(14,245)
Total cost of sales	(492,434)	(445,789)	(1,376,298)	(1,221,584)
Gross margin	159,756	159,060	445,802	435,950
Selling, general and administrative expenses	(73,260)	(70,164)	(219,240)	(196,589)
Income (loss) from unconsolidated joint ventures	121	557	(381)	(342)
Other income (expense)	(11,170)	(69)	(16,742)	(445)
Homebuilding pretax income	75,447	89,384	209,439	238,574
Financial Services:
Revenues	6,130	6,179	17,765	17,275
Expenses	(4,079)	(3,673)	(12,626)	(10,873)
Other income	796	231	1,734	606
Financial services pretax income	2,847	2,737	6,873	7,008

Income before taxes	78,294	92,121	216,312	245,582
Provision for income taxes	(31,117)	(35,522)	(80,332)	(94,361)
Net income	47,177	56,599	135,980	151,221
Less: Net income allocated to preferred shareholder	(11,342)	(13,511)	(32,818)	(36,165)
Less: Net income allocated to unvested restricted stock	(93)	(77)	(274)	(211)
Net income available to common stockholders	$35,742	$43,011	$102,888	$114,845

Income Per Common Share:
Basic	$0.65	$0.77	$1.87	$2.06
Diluted	$0.59	$0.70	$1.71	$1.87

Weighted Average Common Shares Outstanding:
Basic	55,345,443	55,909,542	55,059,683	55,772,603
Diluted	62,292,524	63,423,385	62,152,754	63,338,361

Weighted average additional common shares outstanding
if preferred shares converted to common shares	17,562,557	17,562,557	17,562,557	17,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	79,855,081	80,985,942	79,715,311	80,900,918

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$97,854	$180,428
Restricted cash	37,425	38,222
Inventories:
Owned	3,805,453	3,255,204
Not owned	47,333	85,153
Investments in unconsolidated joint ventures	121,937	50,111
Deferred income taxes, net of valuation allowance of $1,115 and $2,561 at
September 30, 2015 and December 31, 2014, respectively	255,297	276,402
Other assets	52,074	61,597
Total Homebuilding Assets	4,417,373	3,947,117
Financial Services:
Cash and equivalents	28,868	31,965
Restricted cash	1,045	1,295
Mortgage loans held for sale, net	86,064	174,420
Mortgage loans held for investment, net	22,087	14,380
Other assets	5,772	5,243
Total Financial Services Assets	143,836	227,303
Total Assets	$4,561,209	$4,174,420

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$82,754	$45,085
Accrued liabilities	209,872	223,783
Revolving credit facility	268,700	―
Secured project debt and other notes payable	5,855	4,689
Senior notes payable	2,104,212	2,131,393
Total Homebuilding Liabilities	2,671,393	2,404,950
Financial Services:
Accounts payable and other liabilities	3,630	3,369
Mortgage credit facilities	78,859	89,413
Total Financial Services Liabilities	82,489	92,782
Total Liabilities	2,753,882	2,497,732

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 53,565 shares
issued and outstanding at September 30, 2015 and December 31, 2014	1	1
Common stock, $0.01 par value; 600,000,000 shares authorized; 55,444,065 and 55,028,238 shares issued and outstanding at September 30, 2015 and
December 31, 2014, respectively	554	550
Additional paid-in capital	1,343,560	1,348,905
Accumulated earnings	463,212	327,232
Total Equity	1,807,327	1,676,688
Total Liabilities and Equity	$4,561,209	$4,174,420

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$135,980	$151,221
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	381	342
Cash distribution of income from unconsolidated joint ventures	592	1,875
Depreciation and amortization	22,369	18,908
Loss on disposal of property and equipment	41	6
Amortization of stock-based compensation	8,620	7,736
Excess tax benefits from share-based payment arrangements	(8,573)	(960)
Deferred income tax provision	52,132	94,474
Changes in cash and equivalents due to:
Mortgage loans held for sale	88,360	53,108
Inventories - owned	(521,646)	(562,812)
Inventories - not owned	(21,612)	(19,884)
Other assets	8,862	(14,645)
Accounts payable	37,669	14,753
Accrued liabilities	(19,005)	(2,668)
Net cash provided by (used in) operating activities	(215,830)	(258,546)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(83,288)	(7,948)
Distributions of capital from unconsolidated joint ventures	10,289	18,010
Net cash paid for acquisitions	―	(33,408)
Other investing activities	(11,716)	(1,984)
Net cash provided by (used in) investing activities	(84,715)	(25,330)

Cash Flows From Financing Activities:
Change in restricted cash	1,047	(15,567)
Borrowings from revolving credit facility	491,400	―
Principal payments on revolving credit facility	(222,700)	―
Principal payments on secured project debt and other notes payable	(569)	(1,399)
Principal payments on senior notes payable	(29,789)	(4,971)
Payment of debt issuance costs	―	(2,387)
Net proceeds from (payments on) mortgage credit facilities	(10,554)	(36,169)
Repurchases of common stock	(22,073)	―
Issuance of common stock under employee stock plans, net of tax withholdings	(461)	5,786
Excess tax benefits from share-based payment arrangements	8,573	960
Net cash provided by (used in) financing activities	214,874	(53,747)

Net increase (decrease) in cash and equivalents	(85,671)	(337,623)
Cash and equivalents at beginning of period	212,393	363,291
Cash and equivalents at end of period	$126,722	$25,668

Cash and equivalents at end of period	$126,722	$25,668
Homebuilding restricted cash at end of period	37,425	37,027
Financial services restricted cash at end of period	1,045	1,295
Cash and equivalents and restricted cash at end of period	$165,192	$63,990

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

1.      Basis of Presentation

On October 1, 2015, pursuant to the terms and conditions of the Amended and Restated Agreement and Plan of Merger, dated as of June 14, 2015 (the "Merger Agreement"), between Standard Pacific Corp. ("Standard Pacific") and The Ryland Group, Inc. ("Ryland"), Ryland merged with and into Standard Pacific (the "Merger"), with Standard Pacific continuing as the surviving corporation.  At the same time: (i) Standard Pacific changed its name to "CalAtlantic Group, Inc." ("the Company") and effected a reverse stock split such that each five shares of common stock of Standard Pacific issued and outstanding immediately prior to the closing of the Merger were combined and converted into one issued and outstanding share of common stock of the Company ("Common Stock"), (ii) MP CA Homes, LLC ("MatlinPatterson"), the sole owner of the Company's outstanding Series B Preferred Stock, converted all of its preferred stock to Common Stock, and (iii) each outstanding share of Ryland common stock, stock options and restricted stock units were converted into the right to receive, or the option to acquire, as applicable, 1.0191 shares of Common Stock.  Cash was paid in lieu of all fractional shares.  Please see Note 2 for additional information regarding the Merger.

The accompanying condensed consolidated financial statements include the accounts of CalAtlantic Group, Inc. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q.  Because the closing of the Merger occurred on October 1, 2015, Ryland's results of operations are not included in the accompanying condensed financial statements.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has also been omitted pursuant to applicable rules and regulations.  In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2015 and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation, including per share related information.  In accordance with ASC Topic 260, Earnings per Share ("ASC 260"), the Company is required to restate per share information for all periods presented in this Form 10-Q as if the reverse stock split had been implemented for such period.  ASC 260, however, does not allow the Company to include the MP CA Homes, LLC conversion of its Series B Preferred Stock, which occurred at the same time as the reverse stock split, into the restated share information.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2014.  Unless the context otherwise requires, the terms "we," "us," "our" and "the Company" refer to CalAtlantic Group, Inc. and its subsidiaries.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.     Subsequent Events

    a. Merger Agreement

On October 1, 2015, pursuant to the terms of the Merger Agreement, Ryland merged with and into the Company, with the Company continuing as the surviving corporation.  Please see Note 1 for additional information regarding the Merger.  Based on the closing price of the Company's Common Stock on September 30, 2015, and the 48.0 million shares of Common Stock that were issued to Ryland stockholders in connection with the Merger, the consideration received by Ryland stockholders had a value of approximately $1.9 billion.  The calculation of the estimated consideration is subject to change as the Company is in process of completing the final analysis of certain components of the purchase price.

The Merger will be accounted for as a business combination, with the Company deemed to be the accounting acquirer, in accordance with ASC Topic 805, Business Combinations ("ASC 805").  The total estimated consideration that will be allocated to Ryland's net assets and liabilities is subject to the Company's completion of the purchase price accounting.  Because the Merger closed on October 1, 2015, the Company has not completed the detailed valuation studies of the fair value of Ryland's assets acquired and the liabilities assumed and the related calculation of the purchase price.  As of the date of this filing, the Company estimates that $3.0 billion of fair value will be assigned to homebuilding assets and $1.9 billion of fair value will be assigned to homebuilding liabilities, with the remainder representing approximately $0.8 billion of goodwill. The Company's assessment of fair value and the purchase price accounting is preliminary and subject to completion.

The following unaudited pro forma homebuilding revenues for the three and nine months ended September 30, 2015 and 2014, assumes that the Merger was completed on January 1, 2014.  These amounts are not intended to be a projection of future results and do not reflect the actual homebuilding revenues that might have been achieved by the Company if the Merger was completed on January 1, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Homebuilding revenues	$1,344,969	$1,273,087	$3,656,924	$3,373,501

Pro forma net income and pro forma earnings per share have not been presented as the Company is still completing the valuation studies necessary to arrive at these financial measures. The Company expects the valuation, among other things, may impact pro forma cost of home sales, other income (expense) and the income tax provision.

During the three and nine months ended September 30, 2015, the Company incurred acquisition costs of $2.3 million and $7.5 million, respectively, associated with the Merger.  In addition, the Company incurred integration and executive compensation costs related to the Merger of $6.7 million during the three and nine months ended September 30, 2015.  The acquisition, integration and executive compensation costs related to the Merger were expensed as incurred and are included in other income (expense) in the unaudited condensed consolidated statements of operations.

     b. Revolving Credit Facility

  On October 5, 2015, the Company entered into a new credit agreement that effectively amended, restated and combined Standard Pacific's previous $450 million senior unsecured revolving credit facility and Ryland's $300 million senior unsecured revolving credit facility.  The new credit agreement provides for total lending commitments of $750 million, $350 million of which will be available for letters of credit and has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Please see Note 12 for additional information regarding the Company's Revolving Credit Facility.

     c. Senior Notes Payable

  The Company's Senior Notes and Ryland's Senior Notes remain outstanding after the Merger.  As required by the applicable note indentures, on October 1, 2015, the Company and certain former Ryland and Company subsidiaries entered into supplemental indentures and guarantees pursuant to which the Company formally assumed Ryland's obligations under the Ryland Senior Notes, former Ryland subsidiaries that guaranteed the Ryland Senior Notes agreed to guarantee the Company's Senior Notes and Company subsidiaries that guaranteed the Company's Senior Notes agreed to guarantee the Ryland Senior

Notes.  The guarantees are unsecured obligations of each subsidiary, ranking equal in right of payment with all such subsidiary's existing and future unsecured and unsubordinated indebtedness.  Each of the notes rank equally with all of the Company's other unsecured and unsubordinated indebtedness.

     d. Preferred Stock

  Prior to the Merger, MatlinPatterson held all of the outstanding shares (267,829 shares) of Company Series B Preferred Stock and 126.4 million shares of Common Stock, which, together, represented approximately 59% of the total number of shares of Company common stock issued and outstanding on an if-converted basis.  Immediately following the Merger, after giving effect to the 1-for-5 reverse stock split, MatlinPatterson converted all of their shares of preferred stock into 17.6 million shares of Common Stock.  As of October 1, 2015, MatlinPatterson held 42.8 million shares (approximately 35%) of the Company's outstanding Common Stock and no shares of preferred stock.

     e. Common Stock

  The following table summarizes the components of Common Stock outstanding immediately following the Merger as of October 1, 2015:
	As of	Split/Exchange	As Adjusted
	October 1, 2015	Ratio	October 1, 2015
Common Stock - Standard Pacific	277,220,324	5	55,444,065
Common Stock - Ryland	46,856,558	1.0191	47,751,518
Accelerated Vesting of Ryland Equity Awards	234,751	1.0191	239,235
Preferred Stock - Standard Pacific	87,812,786	5	17,562,557
Fractional Shares Paid Out	―		(661)
Total	412,124,419		120,996,714

3.     Recent Accounting Pronouncements

     In January 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors ("ASU 2014-04"), which clarifies when an in-substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred.  By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property.  For public companies, ASU 2014-04 was effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-04 on January 1, 2015 did not have an effect on our condensed consolidated financial statements.

     In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area.  The new guidance requires expanded disclosures about discontinued operations, including more information about the assets, liabilities, income, and expenses of discontinued operations.  The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting.  For public companies, the amendments in ASU 2014-08 were effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-08 on January 1, 2015 did not have an effect on our condensed consolidated financial statements.

     In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14,

Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a result, for public companies, ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted.  We are currently evaluating the impact the adoption will have on our condensed consolidated financial statements and related disclosures.

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

     In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ("ASU 2015-15"), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03.  In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  Our adoption of ASU 2015-15 is not expected to have a material effect on our condensed consolidated financial statements.

     In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16").  ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015.  Early adoption is permitted.  Our adoption of ASU 2015-16 is not expected to have a material effect on our condensed consolidated financial statements.

4.      Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes.  In accordance with the aggregation criteria defined in ASC Topic 280, Segment Reporting, our homebuilding operating segments have been grouped into three reportable segments:  Southeast, consisting of our operating divisions in Florida and the Carolinas; Southwest, consisting of our operating divisions in Texas, Colorado and Nevada; and West, consisting of our operating divisions in California and Arizona.  During the 2015 third quarter, in connection with transition planning related to the Merger, the chief operating decision makers began evaluating the business and allocating resources based on aggregating our Arizona operating segment within our California reportable segment.  Our Arizona operating segment was previously reported within our Southwest reportable segment, and as such, prior periods presented have been restated to conform to our new presentation.

Our mortgage financing operation ("Standard Pacific Mortgage") provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title services operation provides title examinations for our homebuyers in Texas, Florida and the Carolinas.  Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our condensed consolidated financial statements under "Financial Services."

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

Segment financial information relating to the Company's homebuilding operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Homebuilding revenues:
Southeast	$211,759	$171,091	$556,330	$474,601
Southwest	155,595	128,916	461,304	329,930
West	284,836	304,842	804,466	853,003
Total homebuilding revenues	$652,190	$604,849	$1,822,100	$1,657,534

Homebuilding pretax income:
Southeast	$19,379	$16,312	$44,909	$45,051
Southwest	16,552	12,407	49,817	32,738
West	39,516	60,665	114,713	160,785
Total homebuilding pretax income	$75,447	$89,384	$209,439	$238,574

Segment financial information relating to the Company's homebuilding assets was as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Homebuilding assets:
Southeast	$1,290,874	$1,060,343
Southwest	666,391	624,765
West	2,073,094	1,744,308
Corporate	387,014	517,701
Total homebuilding assets	$4,417,373	$3,947,117

5.      Earnings Per Common Share

We compute earnings per share in accordance with ASC 260, which requires earnings per share for each class of stock (common stock and participating preferred stock) to be calculated using the two-class method.  The two-class method is an allocation of earnings between the holders of common stock and a company's participating security holders.  Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders based on their respective participation rights in undistributed earnings.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.

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

In connection with the closing of the Merger on October 1, 2015, the Company effected a reverse stock split such that each five shares of common stock of Standard Pacific common stock issued and outstanding immediately prior to the closing of the Merger were combined and converted into one issued and outstanding share of common stock of the Company.  As required in accordance with GAAP, all share and earnings per share information noted below have been retroactively adjusted to reflect the reverse stock split.  The following table sets forth the components used in the computation of basic and diluted earnings per common share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$47,177	$56,599	$135,980	$151,221
Less: Net income allocated to preferred shareholder	(11,342)	(13,511)	(32,818)	(36,165)
Less: Net income allocated to unvested restricted stock	(93)	(77)	(274)	(211)
Net income available to common stockholders for basic
earnings per common share	35,742	43,011	102,888	114,845
Effect of dilutive securities:
Net income allocated to preferred shareholder	11,342	13,511	32,818	36,165
Interest on 1¼% convertible senior notes due 2032,
capitalized and amortized in cost of sales	41	41	490	490
Net income available to common and preferred stock for diluted
earnings per share	$47,125	$56,563	$136,196	$151,500

Denominator:
Weighted average basic common shares outstanding	55,345,443	55,909,542	55,059,683	55,772,603
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	17,562,557	17,562,557	17,562,557	17,562,557
Total weighted average common shares outstanding if preferred shares
converted to common shares	72,908,000	73,472,099	72,622,240	73,335,160
Effect of dilutive securities:
Share-based awards	684,511	1,251,273	830,501	1,303,188
1¼% convertible senior notes due 2032	6,262,570	6,262,570	6,262,570	6,262,570
Weighted average diluted shares outstanding	79,855,081	80,985,942	79,715,311	80,900,918

Income per common share:
Basic	$0.65	$0.77	$1.87	$2.06
Diluted	$0.59	$0.70	$1.71	$1.87

6.      Stock-Based Compensation

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

Total compensation expense recognized related to stock-based compensation was $3.5 million and $2.5 million for the three months ended September 30, 2015 and 2014, respectively.  For the nine months ended September 30, 2015 and 2014, we recognized stock-based compensation expense of $8.6 million and $7.7 million, respectively.  As of September 30, 2015, total unrecognized stock-based compensation expense was $16.4 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 2.1 years.

7.      Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At September 30, 2015, cash and equivalents included $31.6 million of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

At September 30, 2015, restricted cash consisted of $38.5 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued and a portion related to our financial services subsidiary mortgage credit facilities ($37.4 million of homebuilding restricted cash and $1.1 million of financial services restricted cash).

8.      Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	September 30, 2015
	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development	$840,926	$340,918	$1,079,353	$2,261,197
Homes completed and under construction	346,696	269,667	683,248	1,299,611
Model homes	77,201	35,844	131,600	244,645
Total inventories owned	$1,264,823	$646,429	$1,894,201	$3,805,453

	December 31, 2014
	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development	$722,166	$339,625	$1,186,498	$2,248,289
Homes completed and under construction	258,132	223,032	346,448	827,612
Model homes	53,103	36,199	90,001	179,303
Total inventories owned	$1,033,401	$598,856	$1,622,947	$3,255,204

In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of September 30, 2015 and 2014, the total active and future projects that we owned were 380 and 373, respectively.  During the nine months ended September 30, 2015 and 2014, we reviewed all projects for indicators of impairment and based on our review we did not record any inventory impairments during these periods.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Land purchase and lot option deposits	$44,241	$47,472
Other lot option contracts, net of deposits	3,092	37,681
Total inventories not owned	$47,333	$85,153

Under ASC Topic 810, Consolidation ("ASC 810"), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to absorb should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.  As of September

30, 2015 and December 31, 2014, we had consolidated $0 million and $7.6 million, respectively, within other lot option contracts (with a corresponding increase in accrued liabilities) related to land option and purchase contracts where we were deemed to be the primary beneficiary of a VIE.

Other lot option contracts also included $3.1 million, as of September 30, 2015 and December 31, 2014, of purchase price allocated in connection with a business acquisition during the 2013 third quarter, and $27.0 million as of December 31, 2014 related to a land purchase contract where we made a significant deposit and as a result we were deemed to be economically compelled to purchase the land.

9.      Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  During the nine months ended September 30, 2015 and 2014, our qualified assets exceeded our debt, and as a result, all of our homebuilding interest incurred during the nine months ended September 30, 2015 and 2014 was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	(Dollars in thousands)

Total interest incurred		$42,304		$37,308		$125,964		$113,735
Less: Interest capitalized to inventories owned		(41,611)		(36,927)		(124,520)		(112,368)
Less: Interest capitalized to investments in unconsolidated joint ventures		(693)		(381)		(1,444)		(1,367)
Interest expense	$	―	$	―	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$30,275		$28,872		$87,721		$83,052
Interest previously capitalized to inventories owned, included in cost of land sales		$3,048		$87		$4,803		$706
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures	$	―	$	―	$	―		$30
Interest capitalized in ending inventories owned (1)		$307,603		$275,367		$307,603		$275,367
Interest capitalized as a percentage of inventories owned		8.1%		8.8%		8.1%		8.8%
Interest capitalized in ending investments in unconsolidated joint ventures (1)		$2,109		$299		$2,109		$299
Interest capitalized as a percentage of investments in unconsolidated joint ventures		1.7%		0.6%		1.7%		0.6%
__________________
(1)
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

10.    Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the condensed combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we account for under the equity method:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
	(Unaudited)

Revenues	$22,350	$31,225
Cost of sales and expenses	(25,444)	(35,943)
Income (loss) of unconsolidated joint ventures	$(3,094)	$(4,718)
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$(381)	$(342)

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to be constructed to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the nine months ended September 30, 2015 and 2014, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

During each of the nine months ended September 30, 2015 and 2014, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the nine months ended September 30, 2015 or 2014.

The table set forth below summarizes the condensed combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Assets:
Cash	$28,218	$29,472
Inventories	403,953	197,727
Other assets	13,975	10,372
Total assets	$446,146	$237,571

Liabilities and Equity:
Accounts payable and accrued liabilities	$12,502	$16,173
Non-recourse debt	30,000	30,000
Standard Pacific equity	124,966	54,347
Other members' equity	278,678	137,051
Total liabilities and equity	$446,146	$237,571

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$121,937	$50,111

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of total equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of September 30, 2015 and December 31, 2014, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $2.1 million and $0.7 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of September 30, 2015 and December 31, 2014, respectively, which capitalized interest is not included in the condensed combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of September 30, 2015, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs and we did not have a controlling interest, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)

Warranty accrual, beginning of the period	$13,584	$13,811
Warranty costs accrued during the period	7,403	4,950
Warranty costs paid during the period	(7,119)	(5,615)
Warranty accrual, end of the period	$13,868	$13,146

12.    Revolving Credit Facility and Letter of Credit Facilities

As of September 30, 2015, we were party to a $450 million unsecured revolving credit facility which was set to mature in July 2018.  Following the closing of the Merger with Ryland, on October 5, 2015, the Company entered into a new $750 million unsecured revolving credit facility. The new facility replaces and combines the Company's $450 million facility and Ryland's $300 million facility, providing for total lending commitments of $750 million, $350 million of which will be available for letters of credit.  In addition, the new facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  The new facility matures on October 5, 2019.

In addition to customary representations and warranties, the new facility also contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant which limits land not under development to an amount not to exceed tangible net worth.  The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  The new facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  Interest rates charged under the new revolving facility include LIBOR and prime rate pricing options.On October 5, 2015, the closing date of the new facility, no borrowings were outstanding and the Company had outstanding letters of credit issued under the new facility totaling $90.8 million, leaving $659.2 million available under the new facility to be drawn. Substantially all of our 100% owned active homebuilding subsidiaries are guarantors of the new facility.

As of September 30, 2015, we were party to four committed letter of credit facilities totaling $48 million, of which $35.5 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2016 to October 2017.  In addition, as of such date, we also had $0.2 million outstanding under an uncommitted letter of credit facility.  As of September 30, 2015, these facilities were secured by cash collateral deposits of $36.3 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

13.  Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At September 30, 2015, we had approximately $5.9 million outstanding in secured project debt and other notes payable.

14.  Senior Notes Payable

Senior notes payable consisted of the following at:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

7% Senior Notes due August 2015	$ ―	$29,789
10¾% Senior Notes due September 2016, net of discount	275,707	272,684
8⅜% Senior Notes due May 2018, net of premium	577,629	578,278
8⅜% Senior Notes due January 2021, net of discount	397,876	397,642
6¼% Senior Notes due December 2021	300,000	300,000
5⅞% Senior Notes due November 2024	300,000	300,000
1¼% Convertible Senior Notes due August 2032	253,000	253,000
	$2,104,212	$2,131,393

The senior notes payable described above are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our 1¼% Convertible Senior Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants.  Our 10¾% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends, stock repurchases and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indentures).  As of September 30, 2015, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the "Guarantor Subsidiaries") guarantee our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  The indentures further provide that a Guarantor Subsidiary will be released and relieved of any obligations under its note guarantee in the event (i) of a sale or other disposition (whether by merger, stock purchase, asset sale or otherwise) of a Guarantor Subsidiary to an entity which is not CalAtlantic Group, Inc. or a Guarantor Subsidiary; (ii) the requirements for legal defeasance or covenant defeasance have been satisfied;

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

The 1¼% Convertible Senior Notes due 2032 (the "Convertible Notes") will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may at any time convert their Convertible Notes into shares of the Company's common stock, after giving effect to the 1-for-5 reverse stock split, at a conversion rate of 24.7532 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to a conversion price of approximately $40.40 per share), subject to adjustment.  On or after August 5, 2017, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

We repaid the remaining $29.8 million principal balance of our 7% Senior Notes upon maturity in August 2015.

All of the Company's senior notes remained outstanding after the October 1, 2015 closing of the Company's Merger with Ryland.  In addition, all of Ryland's senior notes, totaling $1.3 billion in aggregate principal amount as of October 1, 2015, remained outstanding following the merger.  As required by the applicable note indentures, the Company and certain former Ryland and Company subsidiaries entered into supplemental indentures and guarantees pursuant to which the Company affirmed its assumption of Ryland Group, Inc.'s obligations under the Ryland senior notes, former Ryland subsidiaries that guaranteed the Ryland senior notes agreed to guarantee the Company's senior notes and Company subsidiaries that guaranteed the Company's senior notes agreed to guarantee the Ryland senior notes.  The guarantees are unsecured obligations of each subsidiary, ranking equal in right of payment with all such subsidiary's existing and future unsecured and unsubordinated indebtedness.  Interest on each series of notes is payable semi-annually.  Each of the Company senior notes and Ryland senior notes rank equally with all of the Company's other unsecured and unsubordinated indebtedness.

15.    Preferred Stock

Our Series B Preferred Stock is convertible at the holder's option into shares of our common stock provided that no holder, with its affiliates, may beneficially own total voting power of our voting stock in excess of 49%.  The number of shares of common stock into which our Series B Preferred Stock is convertible is determined by dividing $1,000 by the applicable conversion price ($15.25, subject to customary anti-dilution adjustments) plus cash in lieu of fractional shares.  The Series B Preferred Stock also mandatorily converts into our common stock upon its sale, transfer or other disposition by MP CA Homes LLC ("MatlinPatterson") or its affiliates to an unaffiliated third party.  The Series B Preferred Stock votes together with our common stock on all matters upon which holders of our common stock are entitled to vote.  Each share of Series B Preferred Stock is entitled to such number of votes as the number of shares of our common stock into which such share of Series B Preferred Stock is convertible, provided that the aggregate votes attributable to such shares with respect to any holder of Series B Preferred Stock (including its affiliates), taking into consideration any other voting securities of the Company held by such stockholder, cannot exceed more than 49% of the total voting power of the voting stock of the Company.  Shares of Series B Preferred Stock are entitled to receive only those dividends declared and paid on the common stock.

At September 30, 2015, MatlinPatterson owned 267,829 shares of Series B Preferred Stock, which were convertible into 87.8 million shares of our common stock.  MatlinPatterson also owned 126.4 million shares of our common stock.  As of September 30, 2015, the outstanding shares of Series B Preferred Stock on an as converted basis plus the common stock owned by MatlinPatterson represented approximately 59% of the total number of shares of our common stock outstanding on an if-converted basis.

     Immediately following the Merger on October 1, 2015, after giving effect to the 1-for-5 reverse stock split, MatlinPatterson converted all of their shares of Series B Preferred Stock into 17.6 million shares of Common Stock.  As of October 1, 2015, MatlinPatterson held 42.8 million shares (approximately 35%) of the Company's outstanding Common Stock and no shares of preferred stock.

16.    Mortgage Credit Facilities

     At September 30, 2015, we had $78.9 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $100 million repurchase facility ($25 million committed and $75 million uncommitted) with one lender, maturing in June 2016, and a $75 million repurchase facility with another lender, maturing in December 2015.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.1 million as of September 30, 2015, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2015, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.

     On October 2, 2015, Standard Pacific Mortgage amended its $100 million repurchase facility to increase the facility to $200 million ($25 million committed and $175 million uncommitted).

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

The following table presents the Company's financial instruments measured at fair value on a recurring basis:

		Fair Value at
Description	Fair Value Hierarchy	September 30, 2015	December 31, 2014
		(Dollars in thousands)

Mortgage loans held for sale	Level 2	$88,163	$176,511

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

     The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC Topic 825, Financial Instruments:

		September 30, 2015		December 31, 2014
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$22,087	$22,087	$14,380	$14,380
Homebuilding liabilities:
Senior notes payable, net	Level 2	$2,104,212	$2,328,899	$2,131,393	$2,337,839

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2015, we had non-refundable cash deposits outstanding of approximately $43.1 million and capitalized pre-acquisition and other development and construction costs of approximately $9.1 million relating to land purchase and option contracts having a total remaining purchase price of approximately $447.3 million.

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

     b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of September 30, 2015, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2016.  At September 30, 2015, we had no joint venture surety bonds outstanding.

     c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At September 30, 2015, we had approximately $554.6 million in surety bonds outstanding, with respect to which we had an estimated $320.4 million remaining in cost to complete.

     d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  Standard Pacific Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $109.1 million at September 30, 2015 and carried a weighted average interest rate of approximately 3.8%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors or through its interest rate hedging program.  As of September 30, 2015, Standard Pacific Mortgage had approximately $27.1 million in closed mortgage loans held for sale and $26.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.  In addition, as of September 30, 2015, Standard Pacific Mortgage had approximately $58.4 million in closed mortgage loans held for sale and $83.0 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

Substantially all of the loans originated by Standard Pacific Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to Standard Pacific Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  As of September 30, 2015, we had incurred an aggregate of $10.9 million in losses related to loan repurchases and make-whole payments we had been required to make on the $9.8 billion total dollar value of the loans we originated from the beginning of 2004 through the end of the third quarter of 2015.  During the nine months ended September 30, 2015 and 2014, Standard Pacific Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.1 million and $0.4 million, respectively.  As of September 30, 2015, Standard Pacific Mortgage had indemnity and repurchase allowances related to loans sold of approximately $2.2 million.  In addition, during the nine months ended September 30, 2015 and 2014, Standard Pacific Mortgage made make-whole payments totaling approximately $0.1 million related to three loans and $0.4 million related to nine loans, respectively.

     e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of September 30, 2015 and December 31, 2014 were $64.6 million and $62.8 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

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

    Our 2015 third quarter provision for income taxes of $31.1 million primarily related to our $78.3 million of pretax income.  As of September 30, 2015, we had a $256.4 million deferred tax asset which was offset by a valuation allowance of $1.1 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $128.8 million of our deferred tax asset related to net operating loss carryforwards ($112.6 million of federal and state net operating loss carryforwards that were subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes, and $16.2 million of state net operating loss carryforwards that were not subject to such limitation).  The remaining deferred tax asset balance of $127.6 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.   As of September 30, 2015 and December 31, 2014, our liability for unrecognized tax benefits was $4.4 million and $2.5 million, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, as of September 30, 2015, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2010 through 2014.

20.    Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2015		2014
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes		$66,310	$6,766

Supplemental Disclosures of Noncash Activities:
Liabilities assumed in connection with acquisitions	$	―	$4,170

21.    Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 14 "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$172,420	$296,420	$183,350	$	―	$652,190
Cost of sales	(132,775)	(226,945)	(132,714)		―	(492,434)
Gross margin	39,645	69,475	50,636		―	159,756
Selling, general and administrative expenses	(21,582)	(37,660)	(14,018)		―	(73,260)
Income (loss) from unconsolidated joint ventures	14	―	107		―	121
Equity income of subsidiaries	48,155	―	―		(48,155)	―
Interest income (expense), net	3,109	(2,160)	(949)		―	―
Other income (expense)	(11,782)	(212)	824		―	(11,170)
Homebuilding pretax income	57,559	29,443	36,600		(48,155)	75,447
Financial Services:
Financial services pretax income	―	―	2,847		―	2,847
Income before taxes	57,559	29,443	39,447		(48,155)	78,294
Provision for income taxes	(10,382)	(13,931)	(6,804)		―	(31,117)
Net income	$47,177	$15,512	$32,643		$(48,155)	$47,177

	Three Months Ended September 30, 2014
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$197,617	$246,839	$160,393	$	―	$604,849
Cost of sales	(145,278)	(188,601)	(111,910)		―	(445,789)
Gross margin	52,339	58,238	48,483		―	159,060
Selling, general and administrative expenses	(24,974)	(32,465)	(12,725)		―	(70,164)
Income (loss) from unconsolidated joint ventures	64	142	351		―	557
Equity income of subsidiaries	41,821	―	―		(41,821)	―
Interest income (expense), net	3,204	(2,875)	(329)		―	―
Other income (expense)	(1,128)	(45)	1,104		―	(69)
Homebuilding pretax income	71,326	22,995	36,884		(41,821)	89,384
Financial Services:
Financial services pretax income	―	―	2,737		―	2,737
Income before taxes	71,326	22,995	39,621		(41,821)	92,121
Provision for income taxes	(14,727)	(10,169)	(10,626)		―	(35,522)
Net income	$56,599	$12,826	$28,995		$(41,821)	$56,599

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$500,500	$840,513	$481,087	$	―	$1,822,100
Cost of sales	(380,929)	(646,798)	(348,571)		―	(1,376,298)
Gross margin	119,571	193,715	132,516		―	445,802
Selling, general and administrative expenses	(69,121)	(110,934)	(39,185)		―	(219,240)
Income (loss) from unconsolidated joint ventures	36	―	(417)		―	(381)
Equity income of subsidiaries	121,691	―	―		(121,691)	―
Interest income (expense), net	9,507	(7,369)	(2,138)		―	―
Other income (expense)	(19,223)	(435)	2,916		―	(16,742)
Homebuilding pretax income	162,461	74,977	93,692		(121,691)	209,439
Financial Services:
Financial services pretax income	―	―	6,873		―	6,873
Income before taxes	162,461	74,977	100,565		(121,691)	216,312
Provision for income taxes	(26,481)	(34,502)	(19,349)		―	(80,332)
Net income	$135,980	$40,475	$81,216		$(121,691)	$135,980

	Nine Months Ended September 30, 2014
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$576,620	$702,868	$378,046	$	―	$1,657,534
Cost of sales	(422,399)	(531,224)	(267,961)		―	(1,221,584)
Gross margin	154,221	171,644	110,085		―	435,950
Selling, general and administrative expenses	(74,416)	(92,599)	(29,574)		―	(196,589)
Income (loss) from unconsolidated joint ventures	(49)	170	(463)		―	(342)
Equity income of subsidiaries	107,894	―	―		(107,894)	―
Interest income (expense), net	10,163	(8,529)	(1,634)		―	―
Other income (expense)	(2,180)	(298)	2,033		―	(445)
Homebuilding pretax income	195,633	70,388	80,447		(107,894)	238,574
Financial Services:
Financial services pretax income	―	―	7,008		―	7,008
Income before taxes	195,633	70,388	87,455		(107,894)	245,582
Provision for income taxes	(44,412)	(27,713)	(22,236)		―	(94,361)
Net income	$151,221	$42,675	$65,219		$(107,894)	$151,221

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$61,416	$9,803	$26,635	$	―	$97,854
Restricted cash	―	―	37,425		―	37,425
Intercompany receivables	1,830,064	―	105,856		(1,935,920)	―
Inventories:
Owned	1,228,171	1,319,062	1,258,220		―	3,805,453
Not owned	14,879	16,382	16,072		―	47,333
Investments in unconsolidated joint ventures	(1,618)	(69)	123,624		―	121,937
Investments in subsidiaries	1,065,251	―	―		(1,065,251)	―
Deferred income taxes, net	264,667	―	―		(9,370)	255,297
Other assets	36,824	11,103	4,147		―	52,074
Total Homebuilding Assets	4,499,654	1,356,281	1,571,979		(3,010,541)	4,417,373
Financial Services:
Cash and equivalents	―	―	28,868		―	28,868
Restricted cash	―	―	1,045		―	1,045
Mortgage loans held for sale, net	―	―	86,064		―	86,064
Mortgage loans held for investment, net	―	―	22,087		―	22,087
Other assets	―	―	7,448		(1,676)	5,772
Total Financial Services Assets	―	―	145,512		(1,676)	143,836
Total Assets	$4,499,654	$1,356,281	$1,717,491		$(3,012,217)	$4,561,209

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$22,040	$33,958	$26,756	$	―	$82,754
Accrued liabilities and intercompany payables	193,756	923,146	921,004		(1,828,034)	209,872
Revolving credit facility	268,700	―	―		―	268,700
Secured project debt, other notes payable and
intercompany loans	103,619	―	4,131		(101,895)	5,855
Senior notes payable	2,104,212	―	―		―	2,104,212
Total Homebuilding Liabilities	2,692,327	957,104	951,891		(1,929,929)	2,671,393
Financial Services:
Accounts payable and other liabilities	―	―	20,667		(17,037)	3,630
Mortgage credit facilities	―	―	78,859		―	78,859
Total Financial Services Liabilities	―	―	99,526		(17,037)	82,489
Total Liabilities	2,692,327	957,104	1,051,417		(1,946,966)	2,753,882

Equity:
Total Equity	1,807,327	399,177	666,074		(1,065,251)	1,807,327
Total Liabilities and Equity	$4,499,654	$1,356,281	$1,717,491		$(3,012,217)	$4,561,209

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2014
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$133,304	$1,061	$46,063	$	―	$180,428
Restricted cash	―	―	38,222		―	38,222
Intercompany receivables	1,637,226	―	184,772		(1,821,998)	―
Inventories:
Owned	1,059,197	1,234,233	961,774		―	3,255,204
Not owned	17,360	28,520	39,273		―	85,153
Investments in unconsolidated joint ventures	(1,653)	497	51,267		―	50,111
Investments in subsidiaries	957,933	―	―		(957,933)	―
Deferred income taxes, net	283,890	―	―		(7,488)	276,402
Other assets	42,224	11,234	8,139		―	61,597
Total Homebuilding Assets	4,129,481	1,275,545	1,329,510		(2,787,419)	3,947,117
Financial Services:
Cash and equivalents	―	―	31,965		―	31,965
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	174,420		―	174,420
Mortgage loans held for investment, net	―	―	14,380		―	14,380
Other assets	―	―	6,980		(1,737)	5,243
Total Financial Services Assets	―	―	229,040		(1,737)	227,303
Total Assets	$4,129,481	$1,275,545	$1,558,550		$(2,789,156)	$4,174,420

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$13,856	$16,202	$15,027	$	―	$45,085
Accrued liabilities and intercompany payables	206,731	868,922	783,324		(1,635,194)	223,783
Secured project debt, other notes payable and
intercompany loans	100,813	―	4,689		(100,813)	4,689
Senior notes payable	2,131,393	―	―		―	2,131,393
Total Homebuilding Liabilities	2,452,793	885,124	803,040		(1,736,007)	2,404,950
Financial Services:
Accounts payable and other liabilities	―	―	18,585		(15,216)	3,369
Mortgage credit facilities	―	―	169,413		(80,000)	89,413
Total Financial Services Liabilities	―	―	187,998		(95,216)	92,782
Total Liabilities	2,452,793	885,124	991,038		(1,831,223)	2,497,732

Equity:
Total Equity	1,676,688	390,421	567,512		(957,933)	1,676,688
Total Liabilities and Equity	$4,129,481	$1,275,545	$1,558,550		$(2,789,156)	$4,174,420

21.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(116,827)	$(14,645)	$(84,358)	$	―	$(215,830)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	―	―	(83,288)		―	(83,288)
Distributions of capital from unconsolidated homebuilding joint ventures	―	―	10,289		―	10,289
Loan to subsidiaries	―	―	80,000		(80,000)	―
Other investing activities	(2,308)	(1,605)	(7,803)		―	(11,716)
Net cash provided by (used in) investing activities	(2,308)	(1,605)	(802)		(80,000)	(84,715)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	1,047		―	1,047
Borrowings from revolving credit facility	491,400	―	―		―	491,400
Principal payments on revolving credit facility	(222,700)	―	―		―	(222,700)
Principal payments on secured project debt and other notes payable	―	―	(569)		―	(569)
Principal payments on senior notes payable	(29,789)	―	―		―	(29,789)
Net proceeds from (payments on) mortgage credit facilities	―	―	(90,554)		80,000	(10,554)
(Contributions to) distributions from Corporate and subsidiaries	14,373	(31,719)	17,346		―	―
Repurchase of common stock	(22,073)	―	―		―	(22,073)
Issuance of common stock under employee stock plans, net of tax withholdings	(461)	―	―		―	(461)
Excess tax benefits from share-based payment arrangements	8,573	―	―		―	8,573
Intercompany advances, net	(192,076)	56,711	135,365		―	―
Net cash provided by (used in) financing activities	47,247	24,992	62,635		80,000	214,874

Net increase (decrease) in cash and equivalents	(71,888)	8,742	(22,525)		―	(85,671)
Cash and equivalents at beginning of period	133,304	1,061	78,028		―	212,393
Cash and equivalents at end of period	$61,416	$9,803	$55,503	$	―	$126,722

	Nine Months Ended September 30, 2014
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$14,398	$(174,601)	$(83,784)	$(14,559)	$(258,546)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	144	2	(8,094)	―	(7,948)
Distributions of capital from unconsolidated homebuilding joint ventures	227	229	17,554	―	18,010
Net cash paid for acquisitions	(35,685)	―	2,277	―	(33,408)
Loan to parent	―	―	(190,000)	190,000	―
Other investing activities	(1,367)	(1,108)	491	―	(1,984)
Net cash provided by (used in) investing activities	(36,681)	(877)	(177,772)	190,000	(25,330)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(15,567)	―	(15,567)
Principal payments on secured project debt and other notes payable	―	―	(1,399)	―	(1,399)
Principal payments on senior notes payable	(4,971)	―	―	―	(4,971)
Payment of debt issuance costs	(2,387)	―	―	―	(2,387)
Loan from subsidiary	190,000	―	―	(190,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(36,169)	―	(36,169)
(Contributions to) distributions from Corporate and subsidiaries	3,650	―	(3,650)	―	―
Issuance of common stock under employee stock plans, net of tax withholdings	5,786	―	―	―	5,786
Excess tax benefits from share-based payment arrangements	960	―	―	―	960
Intercompany advances, net	(345,307)	175,834	169,473	―	―
Net cash provided by (used in) financing activities	(152,269)	175,834	112,688	(190,000)	(53,747)

Net increase (decrease) in cash and equivalents	(174,552)	356	(148,868)	(14,559)	(337,623)
Cash and equivalents at beginning of period	175,289	494	187,508	―	363,291
Cash and equivalents at end of period	$737	$850	$38,640	$(14,559)	$25,668

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

October 1, 2015 Closing of Merger Transaction with Ryland Group, Inc.

On October 1, 2015, pursuant to the terms and conditions of the Amended and Restated Agreement and Plan of Merger, dated as of June 14, 2015 (the "Merger Agreement"), between the Company and The Ryland Group, Inc. ("Ryland"), Ryland merged with and into the Company (the "Merger"), with the Company continuing as the surviving corporation.  At the same time: (i) the Company changed its name to "CalAtlantic Group, Inc." and effected a reverse stock split such that each five shares of common stock of the Company ("Common Stock") issued and outstanding immediately prior to the closing of the Merger were combined and converted into one issued and outstanding share of Common Stock, (ii) MP CA Homes, LLC, the sole owner of the Company's outstanding Series B Preferred Stock, converted all of its preferred stock to Common Stock, and (iii) each outstanding share of Ryland common stock, stock options and restricted stock units were converted into the right to receive, or the option to acquire, as applicable, 1.0191 shares of Common Stock.  Cash was paid in lieu of all fractional shares.
Because the closing of the Merger occurred on the first day of the Company's fourth quarter, Ryland's results of operations are not included in this Report on Form 10-Q.  However, even though the reverse stock split also occurred on the first day of the Company's fourth quarter, applicable accounting rules provide that the Company is required to restate per share information for all periods presented in this Form 10-Q as if the reverse stock split had been implemented for such period.  Those same accounting rules, however, do not allow the Company to include the MP CA Homes, LLC conversion of its Series B Preferred Stock, which occurred at the same time as the reverse stock split, into the restated share information.
The foregoing description does not purport to be complete. Additional information regarding the Merger may be found in the Company's current report on Form 8-K, filed with the SEC on October 5, 2015, which is incorporated herein by reference.

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$626,008	$603,788	$1,789,065	$1,642,412
Land sale revenues	26,182	1,061	33,035	15,122
Total revenues	652,190	604,849	1,822,100	1,657,534
Cost of home sales	(467,358)	(444,898)	(1,346,108)	(1,207,339)
Cost of land sales	(25,076)	(891)	(30,190)	(14,245)
Total cost of sales	(492,434)	(445,789)	(1,376,298)	(1,221,584)
Gross margin	159,756	159,060	445,802	435,950
Gross margin percentage	24.5%	26.3%	24.5%	26.3%
Selling, general and administrative expenses	(73,260)	(70,164)	(219,240)	(196,589)
Income (loss) from unconsolidated joint ventures	121	557	(381)	(342)
Other income (expense)	(11,170)	(69)	(16,742)	(445)
Homebuilding pretax income	75,447	89,384	209,439	238,574

Financial Services:
Revenues	6,130	6,179	17,765	17,275
Expenses	(4,079)	(3,673)	(12,626)	(10,873)
Other income	796	231	1,734	606
Financial services pretax income	2,847	2,737	6,873	7,008

Income before taxes	78,294	92,121	216,312	245,582
Provision for income taxes	(31,117)	(35,522)	(80,332)	(94,361)
Net income	47,177	56,599	135,980	151,221
Less: Net income allocated to preferred shareholder	(11,342)	(13,511)	(32,818)	(36,165)
Less: Net income allocated to unvested restricted stock	(93)	(77)	(274)	(211)
Net income available to common stockholders	$35,742	$43,011	$102,888	$114,845

Income Per Common Share:
Basic	$0.65	$0.77	$1.87	$2.06
Diluted	$0.59	$0.70	$1.71	$1.87

Weighted Average Common Shares Outstanding:
Basic	55,345,443	55,909,542	55,059,683	55,772,603
Diluted	62,292,524	63,423,385	62,152,754	63,338,361

Weighted average additional common shares outstanding
if preferred shares converted to common shares	17,562,557	17,562,557	17,562,557	17,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	79,855,081	80,985,942	79,715,311	80,900,918

Net cash provided by (used in) operating activities	$(104,633)	$(115,034)	$(215,830)	$(258,546)
Net cash provided by (used in) investing activities	$(60,675)	$434	$(84,715)	$(25,330)
Net cash provided by (used in) financing activities	$203,717	$(7,271)	$214,874	$(53,747)

Adjusted Homebuilding EBITDA (1)	$119,553	$127,371	$333,844	$351,697
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

(1)    continued
The table set forth below reconciles net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,		LTM Ended September 30,
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)

Net cash provided by (used in) operating activities	$(104,633)	$(115,034)	$(215,830)	$(258,546)	$(319,681)	$(286,366)
Add:
Provision (benefit) for income taxes, net of
deferred component	28,183	53	28,200	(113)	63,414	367
Homebuilding interest amortized to cost of
sales and interest expense	33,323	28,959	92,524	83,758	131,878	116,667
Excess tax benefits from share-based
payment arrangements	2,210	960	8,573	960	21,017	960
Less:
Income from financial services subsidiaries	2,847	2,506	6,873	6,402	9,345	8,620
Depreciation and amortization from financial
services subsidiaries	19	35	81	102	117	134
Loss on disposal of property and equipment	7	5	41	6	46	7
Net changes in operating assets and liabilities:
Mortgage loans held for sale	(23,178)	(10,534)	(88,360)	(53,108)	17,586	(6,386)
Inventories-owned	179,752	237,201	521,646	562,812	623,261	669,505
Inventories-not owned	9,551	5,090	21,612	19,884	34,755	31,503
Other assets	(2,985)	1,537	(8,862)	14,645	(28,036)	8,863
Accounts payable	(3,035)	(8,604)	(37,669)	(14,753)	(32,230)	(21,223)
Accrued liabilities	3,238	(9,711)	19,005	2,668	(17,886)	(12,207)
Adjusted Homebuilding EBITDA	$119,553	$127,371	$333,844	$351,697	$484,570	$492,922

Three and Nine Months Ended September 30, 2015 Compared to Three and Nine Months Ended September 30, 2014

Please note the following discussion does not include the results of operations of Ryland.  Because the closing of the Company's merger with Ryland occurred on the first day of the Company's fourth quarter, Ryland's results of operations are not required to be included in this Report on Form 10-Q.

Overview

The Company's 2015 third quarter results reflect a continuation of the housing market recovery and our focus on the execution of our strategy.  Despite the inevitable distraction to our business caused by the planning associated with our merger with Ryland, we were able to deliver 1,165 homes during the quarter, generating home sale revenues of $626.0 million, up 4% from the prior year period, on an average selling price of $537 thousand, up 11% from the third quarter of 2014.  Net income for the 2015 third quarter was $47.2 million, or $0.59 per diluted share, as compared to $56.6 million, or $0.70 per diluted share, for the 2014 third quarter, and pretax income was $78.3 million, compared to $92.1 million.  The year over year decreases in net income and pretax income were primarily the result of incurring approximately $9.0 million of merger transaction costs during the 2015 third quarter and a decrease in our gross margin percentage from home sales which, consistent with the Company's expectations, decreased 100 basis points from 26.3% for the 2014 third quarter to 25.3% for the 2015 third quarter.  The decrease in our gross margin percentage was driven primarily by an increase in direct construction costs.  For the nine months ended September 30, 2015, we reported net income of $136.0 million, or $1.71 per diluted share, as compared to $151.2 million, or $1.87 per diluted share, in the prior year period.  Pretax income for the nine months ended September 30, 2015 was $216.3 million, compared to $245.6 million in the prior year period, and was impacted by approximately $14.2 million of merger transaction costs and a decrease in our gross margin percentage from home sales which decreased 170 basis points from 26.5% for 2014 to 24.8% for 2015.  The dollar value of homes in backlog as of the end of the quarter $1.7 billion, a 47% increase from the prior year period.   During the first nine months of 2015, we spent $610.6 million on land acquisition and development, acquiring 4,085 homesites.

Homebuilding

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(Dollars in thousands)
Homebuilding revenues:
Southeast	$211,759	$171,091	24%	$556,330	$474,601	17%
Southwest	155,595	128,916	21%	461,304	329,930	40%
West	284,836	304,842	(7%)	804,466	853,003	(6%)
Total homebuilding revenues	$652,190	$604,849	8%	$1,822,100	$1,657,534	10%

Homebuilding pretax income:
Southeast	$19,379	$16,312	19%	$44,909	$45,051	(0%)
Southwest	16,552	12,407	33%	49,817	32,738	52%
West	39,516	60,665	(35%)	114,713	160,785	(29%)
Total homebuilding pretax income	$75,447	$89,384	(16%)	$209,439	$238,574	(12%)

Homebuilding pretax income as a percentage
of homebuilding revenues:
Southeast	9.1%	9.5%	(0.4%)	8.1%	9.5%	(1.4%)
Southwest	10.6%	9.6%	1.0%	10.8%	9.9%	0.9%
West	13.9%	19.9%	(6.0%)	14.3%	18.9%	(4.6%)
Total homebuilding pretax income percentage	11.6%	14.8%	(3.2%)	11.5%	14.4%	(2.9%)

Homebuilding pretax income for the 2015 third quarter was $75.4 million compared to $89.4 million in the year earlier period.  This decrease was primarily attributable to the $9.0 million of merger transaction costs we incurred during the 2015 third quarter and a 100 basis point decrease in gross margin from home sales, partially offset by a 4% increase in home sale revenues which was mainly driven by the increase in average selling price within all our reportable segments.

For the nine months ended September 30, 2015, we reported homebuilding pretax income of $209.4 million compared to $238.6 million in the year earlier period.  The decrease was primarily attributable to the $14.2 million of merger transaction costs we incurred during the period and a 170 basis point decrease in gross margin from home sales, partially offset by a 9% increase in home sale revenue which was driven by the increase in average selling price within all our reportable segments and a 21% increase in deliveries in our Southwest reportable segment compared to the prior year period.

Revenues

Home sale revenues increased 4%, from $603.8 million for the 2014 third quarter to $626.0 million for the 2015 third quarter, resulting from an 11% increase in our average home price to $537 thousand, partially offset by a 7% decrease in new home deliveries.  Home sale revenues increased 9%, from $1,642.4 million for the nine months ended September 30, 2014 to $1,789.1 million for the nine months ended September 30, 2015, resulting from a 10% increase in our average home price to $520 thousand, partially offset by a 1% decrease in new home deliveries.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
New homes delivered:
Southeast	467	472	(1%)	1,328	1,363	(3%)
Southwest	282	272	4%	858	711	21%
West	416	506	(18%)	1,256	1,407	(11%)
Total	1,165	1,250	(7%)	3,442	3,481	(1%)

The decrease in new home deliveries for the 2015 third quarter as compared to the prior year period was driven primarily by the West region.  New home deliveries decreased 18% in California and 14% in Arizona as a result of an 8% and 14% decrease, respectively, in the number of homes in backlog at the beginning of the period expected to close during the quarter, and an 18% decrease in the number of spec homes sold and delivered during the quarter in California.  Excluding the West region, new home deliveries increased 1% and 5% for the 2015 third quarter and the nine months ended September 30, 2015, respectively.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
Southeast	$437	$360	21%	$411	$344	19%
Southwest	552	474	16%	533	463	15%
West	641	602	6%	625	600	4%
Total	$537	$483	11%	$520	$472	10%

Our 2015 third quarter consolidated average selling price of $537 thousand was the highest quarterly average selling price of homes delivered in the Company's 50-year history. The year over year increase in our consolidated average home price reflects general price increases within the majority of our markets and a shift to more move-up product.

Gross Margin

Our 2015 third quarter gross margin percentage from home sales decreased to 25.3% compared to 26.3% in the 2014 third quarter.  For the nine months ended September 30, 2015, our gross margin percentage from home sales was 24.8%, a decrease from 26.5% compared to the prior year period.  The year over year decrease in our gross margin percentage from home sales was primarily attributable to an increase in direct construction costs per home.

SG&A Expenses

Our 2015 third quarter SG&A expenses (including Corporate G&A) were $73.3 million compared to $70.2 million for the prior year period, and as a percentage of home sale revenues was 11.7% compared to 11.6% for the 2014 third quarter.  For the nine months ended September 30, 2015, our SG&A expenses (including Corporate G&A) were $219.2 million compared to $196.6 million for the prior year period, up 30 basis points as a percentage of home sale revenues to 12.3%, compared to 12.0% for the prior year period. The increase in our SG&A rate was primarily the result of higher sales and marketing costs associated with new community openings.

Other Income (Expense)

Other expense of $11.2 million for the 2015 third quarter was primarily attributable to $9.0 million of transaction costs incurred in connection with our October 1, 2015 merger with Ryland and $2.2 million of project abandonment costs.  Other expense of $16.7 million for the nine months ended September 30, 2015 was primarily attributable to $14.2 million of transaction costs incurred in connection with our merger with Ryland and $2.6 million of project abandonment costs.

Operating Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change	% Absorption Change (1)	2015	2014	% Change	% Absorption Change (1)
Net new orders (2):
Southeast	429	446	(4%)	(26%)	1,511	1,446	4%	(12%)
Southwest	325	245	33%	30%	1,123	967	16%	8%
West	572	463	24%	10%	1,830	1,576	16%	5%
Total	1,326	1,154	15%	(1%)	4,464	3,989	12%	(1%)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Average selling prices of net new orders:	(Dollars in thousands)
Southeast	$463	$388	19%	$442	$371	19%
Southwest	559	480	16%	523	463	13%
West	679	601	13%	656	591	11%
Total	$580	$493	18%	$550	$480	15%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Average number of selling communities during the period:
Southeast	96	74	30%	88	74	19%
Southwest	54	53	2%	54	50	8%
West	65	58	12%	63	57	11%
Total	215	185	16%	205	181	13%
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

Net new orders for the 2015 third quarter increased 15%, to 1,326 homes, from the prior year period on a 16% increase in average active selling communities.  Our monthly sales absorption rate was 2.1 per community for the 2015 third quarter, flat compared to the 2014 third quarter and down 20% compared to the 2015 second quarter, consistent with normal seasonal patterns.  Our cancellation rate for the 2015 third quarter was 19%, flat compared to the 2014 third quarter and up from 15% for the 2015 second quarter, but down from the average historical cancellation rate of approximately 22% we have experienced over the last 10 years.

	At September 30,
	2015		2014		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
Backlog ($ in thousands):
Southeast	954	$511,449	884	$398,946	8%	28%
Southwest	811	438,753	654	324,358	24%	35%
West	968	705,294	670	402,821	44%	75%
Total	2,733	$1,655,496	2,208	$1,126,125	24%	47%

The dollar value of our backlog as of September 30, 2015 increased 47% from the year earlier period to $1.7 billion, or 2,733 homes.  Our consolidated average home price in backlog of $606 thousand as of September 30, 2015 increased 19% compared to $510 thousand at September 30, 2014, reflecting the product mix shift to more move-up and luxury homes and continued pricing power in many of our markets.

	At September 30,
	2015	2014	% Change
Homesites owned and controlled:
Southeast	16,098	16,961	(5%)
Southwest	6,537	7,292	(10%)
West	12,880	12,054	7%
Total (including joint ventures)	35,515	36,307	(2%)

Homesites owned	28,343	28,937	(2%)
Homesites optioned or subject to contract	5,792	7,172	(19%)
Joint venture homesites (1)	1,380	198	597%
Total (including joint ventures)	35,515	36,307	(2%)

Homesites owned:
Raw lots	6,916	6,745	3%
Homesites under development	7,717	9,379	(18%)
Finished homesites	7,674	6,448	19%
Under construction or completed homes	4,323	3,594	20%
Held for sale	1,713	2,771	(38%)
Total	28,343	28,937	(2%)
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of September 30, 2015 decreased 2% from the year earlier period and was flat from the 35,430 homesites owned and controlled as of December 31, 2014.  We purchased $126.0 million of land (1,831 homesites) during the 2015 third quarter, of which 58% (based on homesites) was located in California, 19% in the Carolinas, 12% in Texas,10% in Florida, and approximately 1% in Colorado.  As of September 30, 2015, we owned or controlled 35,515 homesites, of which 24,439 were owned and actively selling or under development, 7,172 were controlled or under option, and the remaining 3,904 homesites were held for future development or for sale.

	At September 30,
	2015	2014	% Change
Homes under construction:
Homes under construction (excluding specs)	1,914	1,520	26%
Speculative homes under construction	1,338	1,030	30%
Total homes under construction	3,252	2,550	28%

Completed homes:
Completed and unsold homes (excluding models)	377	406	(7%)
Completed and under contract (excluding models)	287	315	(9%)
Model homes	407	323	26%
Total completed homes	1,071	1,044	3%

Homes under construction (excluding speculative homes) as of September 30, 2015 increased 26% compared to September 30, 2014, primarily the result of the 24% increase in homes in backlog.  Speculative homes under construction as of September 30, 2015 increased 30% over the prior year period, resulting primarily from a year over year increase in our active selling communities and our strategy to maintain a supply of speculative homes in each community.

Financial Services

In the 2015 third quarter our mortgage financing subsidiary reported pretax income of approximately $2.1 million compared to $2.5 million in the year earlier period.  The decrease was driven primarily by lower margins on loan sales , partially offset by a 6% increase in the dollar volume of loans originated and sold and a $0.2 million decrease in loan loss reserve expense related to indemnification and repurchase reserves.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Total Originations:
Loans	691	726	2,102	2,016
Principal	$251,163	$245,114	$766,326	$663,068
Capture Rate	72%	77%	74%	76%

Loans Sold to Third Parties:
Loans	729	755	2,354	2,186
Principal	$275,417	$253,678	$842,642	$713,716

Mortgage Loan Origination Product Mix:
FHA loans	8%	9%	8%	9%
Other government loans (VA & USDA)	9%	11%	8%	10%
Total government loans	17%	20%	16%	19%
Conforming loans	72%	71%	72%	74%
Jumbo loans	11%	9%	12%	7%
	100%	100%	100%	100%
Loan Type:
Fixed	89%	92%	91%	92%
ARM	11%	8%	9%	8%
Credit Quality:
Avg. FICO score	753	751	752	752
Other Data:
Avg. combined LTV ratio	79%	80%	79%	81%
Full documentation loans	100%	100%	100%	100%

Income Taxes

Our 2015 third quarter provision for income taxes of $31.1 million primarily relates to our $78.3 million of pretax income.  As of September 30, 2015, we had a $256.4 million deferred tax asset which was offset by a valuation allowance of $1.1 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $112.6 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes.  The $143.8 million balance of the deferred tax asset is not subject to such limitations.

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

For the nine months ended September 30, 2015, we used $215.8 million of cash in operating activities versus $258.5 million in the year earlier period.  The decrease in cash used in operating activities during

2015 as compared to the prior year period was driven primarily by a $42.0 million decrease in cash land purchase and development costs (excluding our June 2014 acquisition of an Austin, Texas homebuilder) and a 10% increase in homebuilding revenues, partially offset by a 28% increase in total homes under construction at September 30, 2015 compared to September 30, 2014.  As of September 30, 2015, our homebuilding cash balance was $135.3 million (including $37.4 million of restricted cash).

Revolving Credit Facility.  As of September 30, 2015, we were party to a $450 million unsecured revolving credit facility (the "Revolving Facility") which was set to mature in July 2018.  Following the closing of the merger with Ryland, the Company entered into a new $750 million unsecured revolving credit facility. The new facility effectively replaces and combines the Company's $450 million facility and Ryland's $300 million facility, providing for total lending commitments of $750 million, $350 million of which is available for letters of credit. In addition, the new facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments. The new facility matures on October 5, 2019.

In addition to customary representations and warranties, the new facility also contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant which limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00. The new facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase. On October 5, 2015, the closing date of the new facility, no borrowings were outstanding and the Company had outstanding letters of credit issued under the new facility totaling $90.8 million, leaving $659.2 million available under the new facility to be drawn. Substantially all of our 100% owned homebuilding subsidiaries are guarantors of the new facility.

Our covenant compliance for the Revolving Facility that was in place as of September 30, 2015 is set forth in the table below:

Covenant and Other Requirements	Actual at September 30, 2015	Covenant Requirements at September 30, 2015
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$1,807.3	≥	$1,051.2
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.27	≤	2.00
Land Not Under Development Ratio:
Land Not Under Development to Consolidated Tangible Net Worth Ratio (3)	0.20	≤	1.00
Liquidity or Interest Coverage Ratio (4):
Liquidity	$89.0	≥	$155.2
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (5)	2.61	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (6)	$390.3	≤	$712.5
Actual/Permitted Borrowings under the Revolving Facility (7)	$268.7	≤	$450.0
__________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.
(3)	Land not under development is land that has not yet undergone physical site improvement and has not been sold to a homebuyer or other third party.
(4)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  At September 30, 2015, we met the condition described in clause (ii).

(5)	Consolidated Interest Incurred excludes noncash interest expense.
(6)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(7)	As of September 30, 2015, our availability under the Revolving Facility was $181.3 million.

Letter of Credit Facilities.  As of September 30, 2015, we were party to four committed letter of credit facilities totaling $48 million, of which $35.5 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2016 to October 2017.  In addition, as of such date, we also had $0.2 million outstanding under an uncommitted letter of credit facility.  As of September 30, 2015, these facilities were secured by cash collateral deposits of $36.3 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of September 30, 2015, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

September 30, 2015
(Dollars in thousands)

10¾% Senior Notes due September 2016	$280,000
8⅜% Senior Notes due May 2018	575,000
8⅜% Senior Notes due January 2021	400,000
6¼% Senior Notes due December 2021	300,000
5⅞% Senior Notes due November 2024	300,000
1¼% Convertible Senior Notes due August 2032	253,000
$2,108,000

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

     As of September 30, 2015, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.

Covenant Requirements	Actual at September 30, 2015	Covenant Requirements at September 30, 2015

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.44	≤	2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	2.45	≥	2.00

     Our 1¼% Convertible Senior Notes due 2032 (the "Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The Convertible Notes bear interest at a rate of 1¼% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may convert their Convertible Notes at any time into shares of the Company's common stock, after giving effect to the 1-for-5 reverse stock split, at a conversion rate of 24.7532 shares of common stock per $1,000 principal amount of Convertible Notes (which is equal to a conversion price of approximately $40.40 per share), subject to adjustment.  The Company may not redeem the Convertible Notes prior to August 5, 2017.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the Convertible Notes at a redemption price equal to 100% of the principal amount of the Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the Convertible Notes may require the Company to purchase all or any portion of their Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

We repaid the remaining $29.8 million principal balance of our 7% Senior Notes upon maturity in August 2015.

Recent Developments Regarding the Senior Notes.  All of the Company's senior notes remained outstanding after the October 1, 2015 closing of the Company's merger with Ryland.  In addition, all of Ryland's senior notes remained outstanding following the merger.  As required by the applicable note indentures, the Company and certain former Ryland and Company subsidiaries entered into supplemental indentures and guarantees pursuant to which the Company affirmed its assumption of Ryland's obligations under the Ryland senior notes, former Ryland subsidiaries that guaranteed the Ryland senior notes agreed to guarantee the Company's senior notes and Company subsidiaries that guaranteed the Company's senior notes agreed to guarantee the Ryland senior notes.  The guarantees are unsecured obligations of each subsidiary, ranking equal in right of payment with all such subsidiary's existing and future unsecured and unsubordinated indebtedness.  Interest on each series of notes is payable semi-annually.  Each of the Company senior notes and Ryland senior notes rank equally with all of the Company's other unsecured and unsubordinated indebtedness.  As a result of the Merger, Standard & Poor's Rating Services, Moody's Investors Services and Fitch Ratings upgraded the Company's corporate credit ratings to BB (from BB-), Ba2 (from B1) and BB- (from B+), respectively.
As of October 1, 2015, the principal amount outstanding on the Ryland senior and convertible senior notes payable consisted of the following:

October 1, 2015
(Dollars in thousands)

8.4% Senior Notes due May 2017	$230,000
1.625% Convertible Senior Notes due May 2018	225,000
0.25% Convertible Senior Notes due June 2019	267,500
6.625% Convertible Senior Notes due May 2020	300,000
5.375% Convertible Senior Notes due October 2022	250,000
$1,272,500

     Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2015, only one joint venture had bank debt outstanding, which totaled $30 million.  This joint venture bank debt was non-recourse to us.
     Secured Project Debt and Other Notes Payable.  At September 30, 2015, we had $5.9 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.
     Mortgage Credit Facilities.  At September 30, 2015, we had $78.9 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consist of a $100 million repurchase facility ($25 million committed and $75 million uncommitted) with one lender, maturing in June 2016, and a $75 million repurchase facility with another lender, maturing in December 2015.  These facilities require Standard Pacific Mortgage to maintain cash collateral accounts, which totaled $1.1 million as of September 30, 2015, and also contain financial covenants which require Standard Pacific Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2015, Standard Pacific Mortgage was in compliance with the financial and other covenants contained in these facilities.
     On October 2, 2015, Standard Pacific Mortgage amended its $100 million repurchase facility to increase the facility to $200 million ($25 million committed and $175 million uncommitted).

  Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance obligations.  At September 30, 2015, we had approximately $554.6 million in surety bonds outstanding, with respect to which we had an estimated $320.4 million remaining in cost to complete.
  Availability of Additional Liquidity.  Over the last several years we have focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the move-up and luxury home buying segments we target.  In the near term, so long as we are able to continue to find appropriately priced land opportunities, we plan to continue with this strategy.  To that end, we may utilize cash generated from our operating activities, our $750 million revolving credit facility (including through the exercise of the accordion feature which would allow the facility be increased up to $1.2 billion, subject to the availability of additional capital commitments and certain other conditions) and the debt and equity capital markets to finance these activities.
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
  Dividends.  We did not pay dividends during the three months ended September 30, 2015.
  Stock Repurchases.  On October 28, 2014, we announced that our Board of Directors authorized a $100 million stock repurchase plan.  During the three months ended September 30, 2015, we did not repurchase any shares of our common stock.  As of September 30, 2015, we had remaining authorization to repurchase $41.3 million of our common stock.
  Leverage.  Our homebuilding debt to total book capitalization as of September 30, 2015 was 56.8% and our adjusted net homebuilding debt to adjusted total book capitalization was 55.4%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended September 30, 2015 and 2014 was 4.9x and 3.7x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 4.6x and 3.6x, respectively (please see page 29 for the reconciliation of net cash provided by (used in) operating activities, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2015, we had non-refundable cash deposits outstanding of approximately $43.1 million and capitalized pre-acquisition and other development and construction costs of approximately $9.1 million relating to land purchase and option contracts having a total remaining purchase price of approximately $447.3 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2015, we held membership interests in 19 homebuilding and land development joint ventures, of which eight were active and 11 were inactive or winding down.  As of such date, only one joint venture had project specific debt outstanding, which totaled $30 million.   This joint venture debt is non-recourse to us and is scheduled to mature in June 2016.  At September 30, 2015, we had no joint venture surety bonds outstanding.

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

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2015.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, Standard Pacific Mortgage.  For a portion of its loan originations, Standard Pacific Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, Standard Pacific Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of September 30, 2015, Standard Pacific Mortgage had approximately $27.1 million in closed mortgage loans held for sale and $26.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.

Standard Pacific Mortgage also originates a portion of its mortgage loans on a non-presold basis.  When originating mortgage loans on a non-presold basis, Standard Pacific Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, Standard Pacific Mortgage enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by Standard Pacific Mortgage and financed under its mortgage credit facilities for a short period of time (typically for 30 to 45 days) before the loans are sold to third party investors.  Standard Pacific Mortgage utilizes third party hedging software to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist Standard Pacific Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner.  As of September 30, 2015, Standard Pacific Mortgage had approximately $58.4 million of closed mortgage loans held for sale and $83.0 million of loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

ITEM 4.           CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), including controls and procedures to timely alert management to material information relating to

CalAtlantic Group, Inc. and its subsidiaries required to be included in our periodic SEC filings.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the following:

•	integration risk relating to our merger with Ryland:
•	the market value and availability of land;
•	our dependence on the California market;
•	the willingness of customers to purchase homes at times when mortgage-financing costs are high or when credit is difficult to obtain;
•	competition with other homebuilders as well as competition from the sellers of existing homes, short-sale homes and foreclosed homes;
•	adverse economic developments that negatively impact the demand for homes;
•	high cancellation rates;
•	the risk of our longer term acquisition strategy;
•	the cost and availability of labor and materials;
•	our ability to obtain suitable bonding for development of our communities;
•	adverse weather conditions and natural disasters;
•	drought conditions in California;
•	litigation and warranty claims;
•	the inherent danger of our building sites;
•	our reliance on subcontractors and their ability to construct our homes;
•	risks relating to our mortgage financing activities, including our obligation to repurchase loans we previously sold in the secondary market;
•	our dependence on key employees;

•	risks relating to acquisitions, including integration risks;
•	our failure to maintain the security of our electronic and other confidential information;
•	the adverse effects of negative media publicity;
•	government regulation, including environmental, building, climate change, worker health, safety, mortgage lending, title insurance, zoning and land use regulation;
•	increased regulation of the mortgage industry;
•	changes to tax laws that make homeownership more expensive;
•	the impact of "slow growth", "no growth" and similar initiatives;
•	our ability to obtain additional capital when needed and at an acceptable cost;
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

ITEM 1A.             RISK FACTORS

     Except as described below, there has been no material change in our risk factors as previously disclosed in our Quarterly Reports on form 10-Q for the periods ended March 31, 2015 and June 30, 2015 and our Annual Report on Form 10-K for the year ended December 31, 2014.  For a detailed description of risk factors, refer to Part II, Item 1A, "Risk Factors," of our Quarterly Reports on form 10-Q for the periods ended March 31, 2015 and June 30, 2015 and Part I, Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2014.

The ongoing integration process related to the recently completed merger between the Company and Ryland may present certain risks to the combined Company's business and operations.

On October 1, 2015, the Company and Ryland Group, Inc. completed their previously announced merger.  The ongoing integration process related to the merger may present certain risks to the Company's business and operations, including, among other things, risks that:

•	we may be unable to integrate successfully the businesses and workforces of the Company and Ryland and many of the anticipated benefits of combining the Company and Ryland may not be realized;

•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;

•
management's attention and other Company resources may be focused on integration activities instead of on day-to-day management activities, including pursuing other opportunities beneficial to the Company;

•	we may incur substantial unexpected integration related costs; and

•	launching branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers.

ITEM 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

Not applicable.

ITEM 6.                 EXHIBITS

3.1	Third Amended and Restated Certificate of Incorporation of CalAtlantic Group, Inc. dated as of October 1, 2015, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

3.2	Amended and Restated Bylaws of CalAtlantic Group, Inc. dated as of October 1, 2015, incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

3.3	Certificate of Designations of CalAtlantic Group, Inc. dated as of October 1, 2015, incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.1	Indenture dated as of June 28, 1996, between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to the Form S-3 Registration Statement filed by The Ryland Group, Inc. on May 15, 1996 (No. 33-50933).

4.2	Fifth Supplemental Indenture dated as of May 5, 2009, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on May 5, 2009 (File No. 001-08029).

4.3	Sixth Supplemental Indenture dated as of April 29, 2010, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on April 29, 2010 (File No. 001-08029).

4.4	Seventh Supplemental Indenture dated as of May 16, 2012 by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on May 16, 2012 (File No. 001-08029).

4.5	Eighth Supplemental Indenture dated as of September 21, 2012, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on September 21, 2012 (File No. 001-08029).

4.6	Ninth Supplemental Indenture dated as of May 20, 2013, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on May 20, 2013 (File No. 001-08029).

4.7	Tenth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.8	Eleventh Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.9	Twelfth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.10	Thirteenth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.11	Fourteenth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.12	Fifteenth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.13	Second Supplemental Indenture to the Indenture, dated as of September 17, 2009, by and between Standard Pacific Escrow LLC (obligations assumed by the Registrant pursuant to the First Supplemental Indenture) and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.8 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.14	Twenty-Second Supplemental Indenture to the Indenture, dated as of April 1, 1999, by and between the Registrant and The Bank of New York Mellon Trust Company N.A., as trustee, incorporated by reference to Exhibit 4.9 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.15	Twenty-Third Supplemental Indenture to the Indenture, dated as of April 1, 1999, by and between the Registrant and The Bank of New York Mellon Trust Company N.A., as trustee, incorporated by reference to Exhibit 4.10 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.16	Twenty-Fourth Supplemental Indenture to the Indenture, dated as of April 1, 1999, by and between the Registrant and The Bank of New York Mellon Trust Company N.A., as trustee, incorporated by reference to Exhibit 4.11 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.17	Twenty-Fifth Supplemental Indenture to the Indenture, dated as of April 1, 1999, by and between the Registrant and The Bank of New York Mellon Trust Company N.A., as trustee, incorporated by reference to Exhibit 4.12 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.18	Twenty-Sixth Supplemental Indenture to the Indenture, dated as of April 1, 1999, by and between the Registrant and The Bank of New York Mellon Trust Company N.A., as trustee, incorporated by reference to Exhibit 4.13 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.19	Guarantee of 8.4% Senior Notes due 2017 issued pursuant to the Indenture dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.14 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.20	Guarantee of 0.25% Convertible Senior Notes due 2019 issued pursuant to the Indenture dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.15 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.21	Guarantee of 1.625% Convertible Senior Notes due 2018 issued pursuant to the Indenture dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.16 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.22	Guarantee of 10.75% Senior Notes due 2016 issued pursuant to the Indenture dated as of September 17, 2009, by and between Standard Pacific Escrow LLC (obligations assumed by the Registrant pursuant to the First Supplemental Indenture) and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.17 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.23	Guarantee of 5.37% Senior Notes due 2022 issued pursuant to the Indenture dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.18 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

4.24	Guarantee of 6.625% Senior Notes due 2020 issued pursuant to the Indenture dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.19 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

10.1	Credit Agreement, dated as of October 5, 2015, among the Registrant, the lenders or other financial institutions that are parties as lenders, and JPMorgan Chase Bank, N.A., as administrative agent , incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

10.2	Amendment and Restatement of The Ryland Group, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2008 filed by The Ryland Group, Inc. (File No. 001-08029).

10.3	The Ryland Group, Inc. 2011 Equity and Incentive Plan, incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on March 24, 2011 (File No. 001-08029).

10.4	The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K for the year ended December 31, 2008 filed by The Ryland Group, Inc. (File No. 001-08029).

10.5	The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed by The Ryland Group, Inc. (File No. 001-08029).

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from CalAtlantic Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements.

*	The annexes, schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    CALATLANTIC GROUP, INC.
                                                                    (Registrant)

Dated: November 5, 2015	By:	/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2015	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)