Form 10-K
period 2015-12-31
CalAtlantic Group, Inc.
filed 2016-02-29
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $1,310,016,860.
As of February 26, 2016, there were 121,292,793 shares of the registrant’s common stock outstanding.
Documents incorporated by reference:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CALATLANTIC GROUP, INC.

i

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  Forward-looking statements in this report include, but are not limited to, statements regarding:

•	our strategy;
•	the benefits of our merger with The Ryland Group, Inc.;
•	our plans to continue to use significant portions of our cash resources to make substantial investments in land and the source of funds for such investments;
•	our plans to invest in larger land parcels;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the impact of future market rate risks on our financial assets and borrowings;
•	our expectation to convert year-end backlog in 2016;
•	the sufficiency of our warranty and other reserves;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	the sufficiency of our liquidity to implement our strategy and our ability to access additional capital and refinance existing indebtedness;
•	litigation outcomes and related costs;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	the effect of seasonal trends;
•	our ability to realize the value of our deferred tax assets and the timing relating thereto;
•	our plans to enhance revenue while maintaining an appropriate sales pace;
•	that we may acquire other homebuilders;
•	the market rate risks relating to our debt and investments;
•	our plans to concentrate operations and capital in growing markets;
•	amounts remaining to complete relating to existing surety bonds; and
•	the impact of recent accounting standards.

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

ii

CALATLANTIC GROUP, INC.

PART I

ITEM 1.      BUSINESS

CalAtlantic Group, Inc., formed through the October 1, 2015 merger of Standard Pacific Corp. and The Ryland Group, Inc., two of the nation's largest and most respected homebuilders, builds well-crafted homes in thoughtfully designed communities that meet the desires of customers across the homebuilding spectrum, from entry level to luxury, in over 40 metropolitan statistical areas spanning 17 states and the District of Columbia. Also providing mortgage, title and escrow services, we are focused on providing an exceptional end-to-end homebuying experience for our customers.
The Company's homebuilding operations are divided into four reportable segments: North, Southeast, Southwest and West, consisting of the following metropolitan areas at December 31, 2015:
North	Atlanta, Baltimore, Chicago, Delaware, Indianapolis, Metro Washington D.C., Minneapolis/St. Paul, New Jersey, Northern Virginia and Philadelphia
Southeast	Charleston, Charlotte, Jacksonville, Orlando, Raleigh, South Florida and Tampa
Southwest	Austin, Dallas, Denver, Houston, Las Vegas and San Antonio
West	Bay Area (Northern California), Inland Empire (Southern California), Phoenix, Sacramento, San Diego and Southern California Coastal
The percentage of our homes delivered by region and product mix for the year ended December 31, 2015 were as follows:
State	Percentage of Deliveries (1)
North	11%
Southeast	34
Southwest	26
West	29
Total	100%

Product Mix	Percentage of Deliveries (1)
Move-up / Luxury	85%
Entry-level	15
Total	100%
The average selling prices of our homes delivered by region for the year ended December 31, 2015 were as follows:

State	Average Selling Price (1)
(Dollars in thousands)
North	$334
Southeast	$395
Southwest	$462
West	$640
Total	$477
________________
(1)
Please note that the information in the foregoing tables includes nine months of stand-alone data (through September 30, 2015) for predecessor Standard Pacific Corp. and three months of combined Standard Pacific Corp. and The Ryland Group, Inc. data (from October 1, 2015 through December 31, 2015).

Dollar Value of Backlog

The dollar value of our backlog as of December 31, 2015 was $2.6 billion, or 5,611 homes.  We expect all of our backlog at December 31, 2015 to be converted to deliveries and revenues during 2016, net of cancellations.

Homebuilding Operations
With a trusted reputation for quality craftsmanship, exceptional architectural design and an outstanding customer experience earned over our 50 year history, we utilize our five decades of land acquisition, development and homebuilding expertise to acquire and build desirable communities in locations that meet the high expectations of our homebuyers.  We currently build homes in over 40 metropolitan statistical areas through a total of 26 operating divisions.  Our homes sizes typically range from approximately 1,500 to 3,500 square feet, although we have built homes from 1,100 to over 6,000 square feet.  The sales prices of our homes generally range from approximately $165,000 to over $2 million.  At December 31, 2015, we owned or controlled 70,494 homesites (including joint ventures) and had 575 active selling communities.  For the year ended December 31, 2015, approximately 86% of our deliveries were single-family detached homes.  The remainder of our deliveries were single-family attached homes, generally townhomes and condominiums configured with eight or fewer units per building.
We customize our home designs to meet the specific needs of each particular market and its customers' preferences. These preferences are reflected in every aspect of our community sales and marketing, including community locations and amenities, exterior styles, and model home merchandising.  We also offer structural and design options that allow customers to personalize their home to meet their needs and desires.

Financial Services Operations

We have a mortgage financing subsidiary that provided financing to 71% of our homebuyers who chose to finance their home purchases during 2015.  We also have a title subsidiary that provides title examination and other title and escrow related services to homebuyers in certain of our markets.  Staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures, our financial services operations benefit our homebuyers by offering a dependable source of competitively priced financial services that are seamlessly integrated into our home sales and close process.  These operations also complement our homebuilding operations by making the timing of our new home deliveries more predictable. The loans funded by our mortgage subsidiary are generally sold in the secondary mortgage market.

Strategy

Through the October 1, 2015 merger of equals transaction between Standard Pacific Corp. and Ryland Group, Inc., we gained what we believe is important geographic and product diversification, expanding our reach and enhancing our growth prospects in the entry level, move-up and luxury market segments. While our homes span the price point spectrum, we intend to continue to focus the operations in most of our markets on serving the needs of the move-up homebuyers who we believe are more likely to value and pay for the quality construction and customer service experience that are the hallmarks of our legacy brands.

Our strategy includes the following elements:

•	acquire land in desirable locations at acceptable prices;
•	leverage our land acquisition and master plan development expertise to garner an advantage in the competitive market for highly sought after locations;
•	construct well built, innovatively designed, and energy efficient homes that cater to the way people live today and that are the preferred choice of homebuyers, from entry level through luxury;
•	provide an exceptional customer experience;
•	optimize the size of our business in each of our markets to appropriately leverage operating efficiencies;
•	maintain a cost structure that positions us for near and long-term profitability;
•	seek opportunities to enhance revenue while maintaining an appropriate sales pace; and
•	concentrate operations and invested capital in anticipated growth markets.

Marketing and Sales
Our homes are marketed through a variety of channels, including through individual communities where new homes are sold by local sales teams. At the community level, home shoppers have the opportunity to experience fully-furnished and landscaped model homes that demonstrate the livability of our floorplans. Our forward-thinking architectural philosophy is a key differentiator in marketing to the homebuyers we target. We closely examine buyer preferences communicated to our sales team and through buyer surveys. This research, coupled with the skilled expertise of architects who have both domestic and international experience, provides our homebuyer thoughtful solutions that cater to the way people live today through innovative ideas and practical conveniences.
Many buyers begin or supplement their buying process via online research, which allows us to engage and inform them through a robust website and a wide array of digital marketing initiatives. Brokers and real estate professionals are a viable extension of our sales team and we market to them directly.
Our homes are sold pursuant to written sales contracts that usually require the homebuyer to make a cash deposit.  We sell both pre-built and to-be-built homes.  The majority of our homebuyers have the opportunity to purchase various optional amenities and upgrades such as prewiring and electrical options, upgraded flooring, cabinets, finished carpentry and countertops, varied interior and exterior color schemes, additional and upgraded appliances, and some alternative room configurations. Purchasers are typically permitted for a limited time to cancel their contracts if they fail to qualify for financing. In some cases, purchasers are also permitted to cancel their contract if they are unable to sell their existing homes or if certain other conditions are not met. A buyer's liability to us for wrongfully terminating a sales contract is typically limited to the forfeiture of the buyer's cash deposit to the Company, although some states provide for more limited remedies.
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

Competitive Conditions in the Business

The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor, and employees. We compete for customers primarily on the basis of home design and location, price, customer satisfaction, construction quality, reputation, and the availability of mortgage financing. While we compete with other residential construction companies for customers, we also compete with resales of existing homes and rental properties.

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
Development and Construction

We customarily acquire unimproved or improved land zoned for residential use.  To control larger land parcels or gain access to highly desirable parcels, we sometimes form land development joint ventures with third parties that provide us the right to acquire from the joint venture a portion of the lots when developed.  If we purchase raw land or partially developed land, we will perform development work that may include negotiating with governmental agencies and local communities to obtain any necessary zoning, environmental and other regulatory approvals and permits, and constructing, as necessary, roads, water, sewer and drainage systems and recreational facilities like parks, community centers, pools, hiking and biking trails.  With our long California heritage of creating master planned communities, we have expertise and experience in handling complex development opportunities.

We act as a general contractor with our supervisory employees coordinating most of the development and construction work on a project.  Independent architectural design, engineering and other consulting firms are generally engaged on a project-by-project basis to assist in project planning and community and home design, and subcontractors are engaged to perform all of the physical development and construction work.  Although the construction time for our homes varies from project to project depending on geographic region, the time of year, the size and complexity of the homes, local labor situations, the governmental approval processes, availability of materials and supplies, and other factors, we typically complete the construction of a home in approximately four to six months, with a current average cycle time of approximately five months.

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

Financial Services

Customer Financing

As part of our ongoing operations, we provide mortgage loans to many of our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  Our mortgage subsidiary's principal sources of revenue are fees generated from loan originations, net gains on the sale of loans and net interest income earned on loans during the period we hold them prior to sale.  In addition to being a source of revenues, our mortgage operations benefit our homebuyers and complement our homebuilding operations by offering a dependable source of competitively priced financing, staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures, all of which help to make our new home deliveries more predictable.

We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay the gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the loan purchaser's underwriting guidelines are not met or there is fraud in connection with the loan.  We record reserves for loan- related claims when we determine it is appropriate to do so.

For a portion of our loan originations, we manage the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants.  Before completing the sale to these investors, our mortgage subsidiary finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents.  While preselling these loans reduces our risk, we remain subject to risk relating to purchaser non-performance, particularly during periods of significant market turmoil.
We also originate a portion of our mortgage loans on a non-presold basis.  When originating mortgage loans on a non-presold basis, we lock interest rates with our customers and fund loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, our mortgage subsidiary enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by our mortgage subsidiary and financed under its mortgage credit facilities for a short period of time (typically for 30 to 45 days) before the loans are sold to third party investors.  Our mortgage subsidiary utilizes third party hedging software to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner and we remain subject to risk relating to purchaser non-performance, particularly during periods of significant market turmoil.
Title and Escrow Services

Our title and escrow subsidiaries provide title and escrow services to homebuyers in many of our markets.  We are in the process of expanding this business and, consequently, the level of title and escrow services we currently provide in any particular market vary, ranging from full title and escrow services in certain geographies to limited title examination services in others.

Employees

At December 31, 2015, we had approximately 2,850 employees, up from approximately 1,250 employees at the prior year end.  Of our employees at the end of 2015, approximately 725 were executive, administrative and clerical personnel, 1,000 were sales and marketing personnel, 725 were involved in construction and project management, 125 were involved in new home warranty, and 275 worked in the financial services operations.  None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.  We believe that our relations with our employees and subcontractors are good.

Business Segment Financial Data

For business segment financial data, please see "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as Note 4 to our consolidated financial statements.

Availability of Reports

This annual report on Form 10-K and each of our quarterly reports on Form 10-Q and current reports on Form 8-K, including any amendments, are available free of charge on our website, www.calatlantichomes.com, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"). The information contained on our website is not incorporated by reference into this report and should not be considered part of this report.  In addition, the SEC website contains reports, proxy and information statements, and other information about us at www.sec.gov.

Company Information
In connection with our October 1, 2015 merger with Ryland Group, Inc., we changed our name from Standard Pacific Corp. to CalAtlantic Group, Inc.  We were incorporated in the State of Delaware in 1991 and our common stock is listed on the New York Stock Exchange (NYSE: CAA).  Through our predecessors, we commenced our homebuilding operations in 1965. Our principal executive offices are located at 15360 Barranca Parkway, Irvine, California 92618. Unless the context otherwise requires, the terms "we," "us," "our" and "the Company" refer to CalAtlantic Group, Inc. and its predecessors and subsidiaries.

ITEM 1A.      RISK FACTORS

The discussion of our business and operations included in this annual report on Form 10-K should be read together with the risk factors set forth below.  They describe various risks and uncertainties to which we are or may become subject.  These risks and uncertainties, as well as other risks which we cannot foresee at this time, have the potential to affect our business, financial condition, results of operations, cash flows, strategies and prospects in a material and adverse manner.

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
The majority of our homebuyers finance their new home purchase. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. While interest rates remain near historic lows, the Federal Reserve Board recently commenced a program to increase interest rates and it is widely anticipated that rates will likely continue to increase over the next several years.  In addition, underwriting standards remain tight, with lenders requiring high credit scores, substantial down payments and cash reserves, and the availability of subprime and other alternative mortgage products, which are important to sales in many of our markets, remains limited. The availability of mortgage financing is also affected by changes in liquidity in the secondary mortgage market and the market for mortgage-backed securities, which are directly impacted by the federal government's decisions regarding its financial support of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary market. If the availability and cost of mortgage financing deteriorates, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes could be adversely affected, which could adversely affect our operating results and profitability.

The homebuilding industry is competitive and the business practices of homebuilders and other home sellers have the potential to negatively impact our sales and earnings.
The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees. We compete for customers primarily on the basis of home design and location, price, customer satisfaction, construction quality, reputation, and the availability of mortgage financing. We also compete with resales of existing homes and rental properties and with several larger competitors who, because of their scale, may have lower costs of capital, labor, materials and overhead.  Decisions made by competitors to reduce home sales prices and/or increase the use of sales incentives (which may be easier to do for larger competitors with lower cost structures or necessary for distressed sellers) may require us to do the same to maintain our sales pace, which will harm our financial results.
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
From time-to-time, we purchase land parcels with longer-term time horizons when we believe market conditions provide an opportunity to purchase this land at acceptable prices.  We plan to continue to invest a substantial portion of our cash in land, including in larger land parcels with longer holding periods that will require significant development operations. This strategy is subject to a number of risks. It is difficult to accurately forecast development costs and sales prices the longer the time horizon for a project and, with a longer time horizon, there is a greater chance that unanticipated development cost increases, changes in general market conditions and other adverse unanticipated changes could negatively impact the profitability of a project. In addition, larger land parcels are generally undeveloped and typically do not have all (or sometimes any) of the governmental approvals necessary to develop and construct homes. If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted. In addition, the acquisition of land with a longer term development horizon historically has not been a significant focus of our business in many of our markets and may therefore be subject to greater execution risk.
Severe weather, other natural conditions or disasters and climate change may disrupt or delay construction.
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
As a homebuilder, we are subject to construction defect and home warranty claims arising in the ordinary course of business. These claims are common in the homebuilding industry and can be costly. While we maintain product liability insurance and generally seek to require our subcontractors and design professionals to indemnify us for some portion of the liabilities arising from their work, there can be no assurance that these insurance rights and indemnities will be collectable or adequate to cover any or all construction defect and warranty claims for which we may be liable. For example, contractual indemnities can be difficult to enforce, we are often responsible for applicable self-insured retentions (particularly in markets where we include our subcontractors on our general liability insurance and as a result our ability to seek indemnity for insured claims is significantly limited or nonexistent), certain claims may not be covered by insurance or may exceed applicable coverage limits, and one or more of our insurance carriers could become insolvent. Additionally, the coverage offered by and availability of product liability insurance for construction defects is limited and costly. There can be no assurance that coverage will not be further restricted, become more costly or even unavailable.
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
Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we work on, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident could expose us to liability that could be costly. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers, which in turn could have a material adverse effect on our business, financial condition and operating results.
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
While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation to repurchase the loan or to make a "make-whole" payment if, among other things, the purchaser's underwriting guidelines are not met or there is fraud in connection with the loan.  It is possible that our mortgage subsidiary will be required to fund make-whole payments and/or repurchase loans in the future as the holders of defaulted loans scrutinize loan files to seek reasons to require us to do so. Further, future make-whole payments could have a higher severity than those previously experienced. In such cases our current reserves might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity, which could harm our financial condition and results of operations.
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
Our failure to maintain the security of our electronic and other confidential information could expose us to liability and materially adversely affect our financial condition and results of operations; Information technology failures could harm the Company's business
Privacy, security, and compliance concerns have continued to increase as technology has evolved. As part of our normal business activities, we collect and store certain confidential information, including personal information of homebuyers/borrowers and information about employees, vendors and suppliers. This information is entitled to protection under a number of regulatory regimes. We may share some of this information with vendors who assist us with certain aspects of our business, particularly our mortgage and title businesses. Our failure to maintain the security of the data which we are required to protect, including via the penetration of our network security and the misappropriation of confidential and personal information, could result in business disruption, damage to our reputation, financial obligations to third parties, fines, penalties, regulatory proceedings and private litigation with potentially large costs, and also result in deterioration in customers confidence in us and other competitive disadvantages, and thus could have a material adverse impact on our financial condition and results of operations.
In addition, our information technology systems are dependent upon global communications providers, Web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant systems failures and electrical outages in the past. While we take measures to ensure our major systems have redundant capabilities, our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins, cyber attacks and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions resulting from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and hamper our internal operations, our ability to provide services to our customers and the ability of our customers to access our information technology systems. A material network breach in the security of our information technology systems could include the theft of our intellectual property or trade secrets. As a result, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
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
Our homebuilding operations, including land development activities, are subject to extensive federal, state and local regulation, including environmental, building, employment and worker health and safety, zoning and land use regulation. This regulation affects all aspects of the homebuilding process and can substantially delay or increase the costs of homebuilding activities, even on land for which we already have approvals. During the development process, we must obtain the approval of numerous governmental authorities that regulate matters such as:
•	permitted land uses, levels of density and architectural designs;
•	the level of energy efficiency our homes are required to achieve;
•	the level of greenhouse emissions relating to our operations and the homes we build;
•	the installation of utility services, such as water and waste disposal;
•	the dedication of acreage for open space, parks, schools and other community services; and
•	the preservation of habitat for endangered species and wetlands, storm water control and other environmental matters.

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
There continues to be a variety of energy related legislation being considered for enactment around the world. For instance, for the last several years, the federal congress has considered an array of energy related initiatives, from carbon "cap and trade" to a federal energy efficiency building code that would increase energy efficiency requirements for new homes between 30 and 50 percent. If all or part of this proposed legislation, or similar legislation, were to be enacted, the cost of home construction could increase significantly, which in turn could reduce our sales and/or profitability.
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
Our mortgage operations are also subject to federal, state, and local regulation, including eligibility requirements for participation in federal loan programs and various consumer protection laws. Our title insurance agency operations are subject to state insurance and other laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, the loss of required licenses and other required approvals, claims for monetary damages or demands for loan repurchase from investors, and rescission or voiding of the loan by the consumer.
Increased regulation of the mortgage industry could harm our future sales and earnings.
The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Changes in regulation have negatively impacted the full spectrum of mortgage related activity. Potential changes to federal laws and regulations could have the effect of limiting the activities of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. At the same time, the Federal Housing Administration's rules regarding Borrower FICO scores, down payment amounts, and limiting the amount of permitted seller concessions, lessen the number of buyers able to finance a new home. All of these regulatory activities reduce the number of potential buyers who qualify for the financing necessary to purchase our homes, which could harm our future sales and earnings.

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
Our operations require significant amounts of cash. Our requirements for additional capital, whether to finance operations or to service or refinance our existing indebtedness, fluctuate as market conditions and our financial performance and operations change. We cannot assure you that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs. Additionally, while we have a $750 million unsecured revolving credit facility designed to provide us with an additional source of liquidity to meet short-term cash needs, our ability and capacity to borrow under the facility is limited by our ability to meet the covenants of the facility.
The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital sources and the public debt or equity markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition or deterioration in our credit ratings could adversely affect our ability to obtain necessary funds. Even if available, additional financing could be costly or have adverse consequences. If additional funds are raised through the issuance of stock, dilution to stockholders could result. If additional funds are raised through the incurrence of debt, we will incur increased debt servicing costs and may become subject to additional restrictive financial and other covenants. We can give no assurance as to the terms or availability of additional capital. If we are not successful in obtaining or refinancing capital when needed, it could adversely impact our ability to operate our business effectively, which could reduce our sales and earnings, and adversely impact our financial position.
We may be unable to meet the conditions contained in our debt instruments that must be satisfied to incur additional indebtedness and make restricted payments.
Our debt instruments impose restrictions on our operations, financing, investments and other activities. For example, our outstanding 2016 notes prohibit us from incurring additional debt, except for limited categories of indebtedness (including up to $1.1 billion in bank credit facility debt), if we do not satisfy either a maximum leverage ratio or a minimum interest coverage ratio. The 2016 notes also limit our ability to make restricted payments (including dividends, stock repurchases, distributions on stock and contributions to joint ventures), prohibiting such payments unless we satisfy one of the ratio requirements for the incurrence of additional debt and comply with a basket limitation (as defined in the indenture). As of December 31, 2015, we were able to satisfy the conditions necessary to incur additional debt and to make restricted payments. However, we have in the past been unable to satisfy these conditions and there can be no assurance that we will be able to satisfy these conditions in the future. If we are unable to satisfy these conditions in the future, we will be precluded from incurring additional borrowings, subject to certain exceptions, and will be precluded from making restricted payments, other than through funds available from our unrestricted subsidiaries.

We have substantial debt and may incur additional debt; leverage may impair our financial condition and restrict our operations and prevent us from fulfilling our obligations under our debt instruments.
We currently have a substantial amount of debt. As of December 31, 2015, the principal amount of our homebuilding senior notes outstanding was approximately $3,380.5 million, $280.0 million of which matures in 2016, $1,030.0 million of which matures between 2017 and 2018, $567.5 million of which matures between 2019 and 2020 and $1,503.0 million of which matures between 2021 and 2032.  In addition, the instruments governing our debt permit us to incur significant additional debt.  Our existing debt and any additional debt we incur could:
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
In addition, our 1.25% Convertible Senior Notes due 2032 (the "Convertible Notes") entitle holders to require us to repurchase their notes at a price of 100% of the principal amount, plus accrued and unpaid interest, on August 1, 2017, 2022 or 2027, or in the event of a fundamental change (as defined in the indenture governing the Convertible Notes).  If we do not have sufficient funds to repurchase notes when we are required to do so, or if instruments governing debt we have incurred prohibit us from using cash or other assets for that purpose, we might be unable to meet our obligations. Our failure to repurchase the Convertible Notes at a time when their repurchase is required by the indenture would constitute a default under the indenture.  A default under the Convertible Notes indenture, or the fundamental change itself, could also lead to a default under our revolving credit facility or other debt securities we have issued or could cause borrowings we have incurred to become due.  If the repayment of a substantial amount of indebtedness were to be accelerated after any applicable notice or grace period, we might not have sufficient funds to repay the indebtedness and repurchase the notes.
We currently have significant amounts invested in unconsolidated joint ventures with independent third parties in which we have less than a controlling interest. These investments are highly illiquid and have significant risks.
We participate in unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest.  At December 31, 2015, we had an aggregate of $132.8 million invested in these joint ventures, of which only two joint ventures had project specific debt outstanding, which totaled $33.7 million.  This joint venture debt is non-recourse to us.
While these joint ventures provide us with a means of accessing larger and/or more desirable land parcels and lot positions, they are subject to a number of risks, including the following:
•
Restricted Payment Risk.    Certain of our senior notes prohibit us from making restricted payments, including investments in joint ventures, when we are unable to meet either a maximum leverage condition or a minimum interest coverage condition and when making such a payment will cause us to exceed a basket limitation. As a result, when we are unable to meet these conditions, payments to satisfy our joint venture obligations must be made through funds available from our unrestricted subsidiaries. If we become unable to fund our joint venture obligations this could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and credit enhancements. And, our failure to satisfy our joint venture obligations could also affect our joint venture's ability to carry out its operations or strategy which could impair the value of our investment in the joint venture.

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
Risks Relating to the October 1, 2015 Merger of Standard Pacific Corp. and The Ryland Group, Inc.
The integration of Standard Pacific and Ryland is difficult and disruptive to our day-to-day business and, if we are unable to integrate successfully, many of the anticipated benefits of combining Standard Pacific and Ryland may not be realized.
The post-merger integration is a significant burden on management and our other internal resources. The diversion of management attention away from day-to-day business concerns and difficulties encountered in the transition and integration process could adversely affect our financial results. We entered into the merger with the expectation that the transaction would result in various benefits, including, among other things, operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the businesses of Standard Pacific and Ryland can be integrated in an efficient and effective manner. It is possible that the integration process could take longer than anticipated and could result in the loss of valuable employees, the disruption of each company's ongoing businesses, processes and systems or inconsistencies in standards, controls, procedures, practices, policies and compensation arrangements, any of which could adversely affect our ability to achieve the anticipated benefits of the merger. Our results of operations could also be adversely affected by any issues attributable to Ryland's operations that arose or are based on events or actions that occurred prior to the closing of the merger. We may have difficulty addressing possible differences in corporate cultures and management philosophies. The integration process is subject to a number of uncertainties, and no assurance can be given that the anticipated benefits will be realized or, if realized, the timing of their realization. Failure to achieve these anticipated benefits could result in increased costs or decreases in the amount of expected net income and could adversely affect our future business, financial condition, operating results and prospects.
The post-merger integration process is difficult on employees and may result in our loss of key personnel.
Post-merger employee retention and recruitment may be particularly challenging, as employees and prospective employees experience uncertainty about their future roles with us as we progress through the integration process. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with us because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our financial results could be adversely affected. The loss of the services of key employees and skilled workers and their experience and knowledge regarding our business could adversely affect our future operating results and the successful ongoing operation of our business.
We may incur substantial additional costs in connection with the post-merger integration.
We expect to incur substantial costs and fees associated with the post-merger integration of Standard Pacific and Ryland and additional unanticipated costs may also be incurred. Although we expect that the elimination of certain duplicative costs, as well as the realization of other efficiencies related to the integration of the two businesses, will offset the incremental merger-related costs over time, this net benefit may not be achieved in the near term, or at all.
Our future results will suffer if we do not effectively manage our expanded operations now that the merger has been completed.
As a result of the merger, the size of our business has increased significantly beyond the previous size of either Standard Pacific's or Ryland's business. Our future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits currently anticipated from the merger.
We changed our name in connection with the merger, requiring us to launch branding initiatives that involve substantial costs and may not be favorably received by customers.

Following completion of the merger, we decided to operate under the name CalAtlantic Group, Inc. As a result, in connection with this new name, we are incurring substantial costs in rebranding our products and services, and we may not be able to achieve or maintain brand name recognition or status under the new brand that is comparable to the recognition and status previously enjoyed by Standard Pacific and Ryland separately. The failure of our rebranding initiative could adversely affect our ability to attract and retain customers, which could cause us not to realize some or all of the benefits we expect to result from the completion of the transactions.

Other Risks

Our principal stockholder has the ability to exercise significant influence over the composition of our Board of Directors and matters requiring stockholder approval.
As of December 31, 2015, MP CA Homes LLC held 35% of the voting power of our voting stock. Pursuant to the amended stockholders' agreement that we entered into with MP CA Homes LLC, effective October 1, 2015, MP CA Homes LLC is entitled to designate up to two directors to serve on our Board of Directors so long as they hold at least 20% of our voting power and one director so long as they hold at least 10% of our voting power, giving MP CA Homes LLC the ability to exercise significant influence on the composition and actions of our Board of Directors. In addition, this large voting block may have a significant or decisive effect on the approval or disapproval of matters requiring approval of our stockholders, including any amendment to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. The interests of MP CA Homes LLC in these other matters may not always coincide with the interests of our other stockholders. In addition, the ownership of such a large block of our voting power and the right to designate directors by MP CA Homes LLC may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business, or could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests.
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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.      PROPERTIES

We lease office facilities for our homebuilding and mortgage operations.  We also lease our corporate headquarters, which is located in Irvine, California.  The lease on this facility, which also includes offices for our Orange County division, consists of approximately 39,000 square feet and expires in August 2016.  We lease approximately 40 other properties for our other division offices, mortgage operations and design centers.  For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3.      LEGAL PROCEEDINGS

Various claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.      MINE SAFETY DISCLOSURES

None.

Executive Officers of the Registrant

Our executive officers' ages, positions and brief accounts of their business experience as of February 26, 2016, are set forth below.

Name	Age	Position
Scott D. Stowell	58	Executive Chairman
Larry T. Nicholson	58	Chief Executive Officer and President
Peter G. Skelly	52	Executive Vice President and Chief Operating Officer
Jeff J. McCall	44	Executive Vice President and Chief Financial Officer
Wendy L. Marlett	52	Executive Vice President and Chief Marketing Officer
John P. Babel	45	Executive Vice President, General Counsel and Secretary

Scott D. Stowell has served as Executive Chairman since October 2015.  Prior to that, Mr. Stowell served as Chief Executive Officer of Standard Pacific from January 2012 to September 2015 and President of Standard Pacific from March 2011 to September 2015.  From May 2007 to March 2011, Mr. Stowell served as Chief Operating Officer of Standard Pacific.  Mr. Stowell joined Standard Pacific in 1986 as a project manager.  Since March 2014, Mr. Stowell has also served as a member of the Board of Directors of Pacific Mutual Holding Company.

Larry T. Nicholson has served as Chief Executive Officer and President since October 2015.  Prior to that Mr. Nicholson served as Chief Executive Officer of Ryland from June 2009 to September 2015 and President of Ryland from October 2008 to September 2015.  From June 2007 to May 2009, Mr. Nicholson served as Chief Operating Officer of Ryland and Vice President of Ryland and President of their Southeast Region from 2004 to May 2007.  Mr. Nicholson held various operational and leadership positions since joining Ryland in 1996.

Peter G. Skelly has served as Executive Vice President and Chief Operating Officer since October 2015.  Prior to that, Mr. Skelly served as Executive Vice President and Chief Operating Officer of Ryland from 2013 to September 2015.  Prior to that, Mr. Skelly served as Senior Vice President of Ryland and President of their Homebuilding Operations from 2011 to 2013 and Senior Vice President of Ryland and President of Ryland's North/West Region from 2008 to 2011.  Mr. Skelly joined Ryland in 1998 as Assistant Controller.

Jeff J. McCall has served as Executive Vice President and Chief Financial Officer since June 2011.  Prior to joining Standard Pacific, Mr. McCall was Chief Financial Officer – Americas at Regus plc, the world's largest provider of serviced offices, from August 2004 to May 2011.  From December 2003 to August 2004 Mr. McCall served as Chief Financial Officer and Executive Vice President of HQ Global Workplaces, Inc., which was acquired by Regus plc in August 2004.  From 1998 to 2003, Mr. McCall was Principal at Casas, Benjamin & White LLC, a leading boutique advisory services firm specializing in middle market mergers, acquisitions, divestitures, restructuring, and private equity investments.

Wendy L. Marlett has served as Executive Vice President and Chief Marketing Officer since September 2010.  Ms. Marlett leads all of the Company's sales, marketing and communication functions across our operations.  Prior to joining Standard Pacific, Ms. Marlett was Senior Vice President of sales, marketing and communications at KB Home, where she held progressive roles since 1995 and was a recognized innovator in marketing and brand management.  From 1990 to 1995 she served in marketing and media relations positions for Rockwell International's automotive, printing and aerospace businesses.

John P. Babel has served as Executive Vice President, General Counsel and Secretary since February 2012.  Prior to that Mr. Babel served as Senior Vice President, General Counsel and Secretary of Standard Pacific from February 2009 until February 2012.  Mr. Babel joined Standard Pacific as Associate General Counsel in October 2002.  Prior to joining Standard Pacific, Mr. Babel was a corporate lawyer with the international law firm of Gibson, Dunn & Crutcher LLP.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our shares of common stock are listed on the New York Stock Exchange under the symbol "CAA."  The following table sets forth, for the fiscal quarters indicated, the reported high and low intra-day sales prices per share of our common stock as reported on the New York Stock Exchange Composite Tape and the common dividends paid per share.  On October 1, 2015, we completed a one-for-five reverse stock split.  All prior period stock prices have been restated to reflect such reverse stock split.

	Year Ended December 31,
	2015				2014
	High	Low	Dividend		High	Low	Dividend
Quarter Ended
March 31	$45.70	$32.60	$	―	$46.00	$39.75	$	―
June 30	45.95	38.95		―	43.75	37.75		―
September 30	46.75	38.95		―	44.05	37.25		―
December 31	43.24	36.23		0.04	40.85	34.30		―

For further information on our dividend policy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

As of February 26, 2016, the number of record holders of our common stock was approximately 2,250.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the three months ended December 31, 2015.

The following graph shows a five-year comparison of cumulative total returns to stockholders of the Company, as compared with the Standard & Poor's 500 Composite Stock Index and the Dow Jones Industry Group-U.S. Home Construction Index.  The graph assumes reinvestment of all dividends.

Comparison of Five-Year Cumulative Total Stockholders' Return
Among CalAtlantic Group, Inc., The Standard & Poor's 500 Composite Stock Index and
the Dow Jones Industry Group-U.S. Home Construction Index

Assumes $100 invested on December 31, 2010 in CalAtlantic Group, Inc. Common Stock, the S&P 500 Composite Index and the Dow Jones Industry Group-U.S. Home Construction Index
$250
$200
$150
$100
$50
$0
2010
2011
2012
2013
2014
2015
CalAtlantic Group, Inc.
S&P 500
Dow Jones US Home Construction

The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years.  The Company's common stock closing price on December 31, 2015 was $37.92 per share.  The stock price performance of the Company's common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.      SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.  On October 1, 2015, we completed a one-for-five reverse stock split.  All prior period share and per share amounts have been restated to reflect such reverse stock split.  Effective December 31, 2015, we early adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03").  ASU 2015-03 was retrospectively applied to the financial statements and as such, homebuilding other assets and homebuilding debt for all periods presented have been adjusted accordingly.  Please see Note 2.w. of our accompanying consolidated financial statements.

	Year Ended December 31,
	2015 (1)	2014		2013		2012		2011
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$3,496,411		$2,411,178		$1,914,609		$1,236,958		$882,993
Financial Services	43,702		25,320		25,734		21,769		11,286
Total revenues	$3,540,113		$2,436,498		$1,940,343		$1,258,727		$894,279

Pretax income (loss):
Homebuilding (2)	$325,550		$340,121		$246,269		$67,645		$(18,156)
Financial Services	16,939		9,843		11,429		10,542		1,683
Pretax income (loss)	$342,489		$349,964		$257,698		$78,187		$(16,473)

Net income (loss) (3)	$213,509		$215,865		$188,715		$531,421		$(16,417)

Basic income (loss) per common share	$2.51		$2.94		$2.59		$7.59		$(0.24)

Diluted income (loss) per common share	$2.26		$2.68		$2.36		$7.21		$(0.24)

Weighted average common shares outstanding:
Basic	71,713,747		55,737,548		50,623,649		40,390,760		38,781,943
Diluted	81,512,953		63,257,082		58,234,791		44,103,780		38,781,943

Weighted average additional common shares outstanding
if preferred shares converted to common shares:	13,135,814		17,562,557		22,165,311		29,562,557		29,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares:	94,648,767		80,819,639		80,400,102		73,666,337		68,344,500

Balance Sheet and Other Financial Data:
Homebuilding cash (including restricted cash)	$187,066		$218,650		$376,949		$366,808		$438,157
Inventories owned	$6,069,959		$3,255,204		$2,536,102		$1,971,418		$1,477,239
Total assets	$8,345,505		$4,151,639		$3,637,552		$3,087,268		$2,178,408
Homebuilding debt	$3,487,699		$2,113,301		$1,815,042		$1,516,212		$1,302,973
Financial services debt	$303,422		$89,413		$100,867		$92,159		$46,808
Stockholders' equity	$3,861,436		$1,676,688		$1,468,960		$1,255,816		$623,754
Stockholders' equity per common share (4)	$31.84		$30.47		$26.46		$29.45		$16.02
Pro forma stockholders' equity per common share (5)	$31.84		$23.10		$20.10		$17.39		$9.11
Cash dividends declared per share	$0.04	$	―	$	―	$	―	$	―

Operating Data (excluding unconsolidated joint ventures):
Deliveries	7,237		4,956		4,602		3,291		2,528
Average selling price	$477		$478		$413		$362		$349
Net new orders (homes)	7,163		4,967		4,898		4,014		2,795
Backlog (homes)	5,611		1,711		1,700		1,404		681
Average active selling communities	299		182		166		155		152
________________
(1)	2015 full year results include Ryland's operations since October 1, 2015. Please see Note 3 of our accompanying consolidated financial statements.
(2)	Homebuilding pretax income (loss) for 2011 includes pretax impairment charges totaling $13.2 million.
(3)	Net income for 2012 includes a $454 million income tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance.
(4)
At December 31, 2011, common shares outstanding exclude 0.8 million shares issued under a share lending facility related to our 6% convertible senior subordinated notes issued September 28, 2007.  On October 11, 2012, the remaining 0.8 million shares outstanding under the share lending facility were returned to us and no shares under the share lending facility remain outstanding.  In addition, at December 31, 2012, 2011, common shares outstanding exclude 29.6 million common equivalent shares issued during the year ended December 31, 2008 in the form of preferred stock to MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC ("MP CA Homes").  On May 20, 2013, MP CA Homes converted 36,600 shares of our preferred stock into 12 million shares of our common stock.  As a result, at December 31, 2014 and 2013, common shares outstanding exclude 17.6 million common equivalent shares issuable upon conversion of preferred shares outstanding.  In addition, on October 1, 2015, MP CA Homes converted its remaining 53,565 shares of our preferred stock into 17.6 million shares of our common stock in connection with our merger with Ryland Group, Inc., and no common equivalent shares issuable upon conversion of preferred shares were outstanding at December 31, 2015.

(5)
At December 31, 2012 and 2011, pro forma common shares outstanding include 29.6 million common equivalent shares issuable upon conversion of preferred shares outstanding.  As a result of the conversion of preferred shares by MP CA Homes described above, at December 31, 2014 and 2013, pro forma common shares outstanding include 17.6 million common equivalent shares issuable upon conversion of preferred shares outstanding.  In addition, at December 31, 2011, pro forma common shares outstanding exclude 0.8 million shares issued under the share lending facility related to our 6% convertible senior subordinated notes.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section "Selected Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.  On October 1, 2015, we completed a one-for-five reverse stock split.  All prior period share and per share amounts have been restated to reflect such reverse stock split.

Results of Operations
Selected Financial Information

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$3,449,047	$2,366,754	$1,898,989
Land sale revenues	47,364	44,424	15,620
Total revenues	3,496,411	2,411,178	1,914,609
Cost of home sales	(2,676,666)	(1,748,954)	(1,431,797)
Cost of land sales	(43,274)	(43,841)	(13,616)
Total cost of sales	(2,719,940)	(1,792,795)	(1,445,413)
Gross margin	776,471	618,383	469,196
Gross margin percentage	22.2%	25.6%	24.5%
Selling, general and administrative expenses	(390,710)	(275,861)	(230,691)
Income (loss) from unconsolidated joint ventures	1,966	(668)	949
Other income (expense)	(62,177)	(1,733)	6,815
Homebuilding pretax income	325,550	340,121	246,269
Financial Services:
Revenues	43,702	25,320	25,734
Expenses	(26,763)	(15,477)	(14,305)
Financial services pretax income	16,939	9,843	11,429
Income before taxes	342,489	349,964	257,698
Provision for income taxes	(128,980)	(134,099)	(68,983)
Net income	213,509	215,865	188,715
Less: Net income allocated to preferred shareholder	(32,997)	(51,650)	(57,386)
Less: Net income allocated to unvested restricted stock	(369)	(297)	(265)
Net income available to common stockholders	$180,143	$163,918	$131,064

Income per common share:
Basic	$2.51	$2.94	$2.59
Diluted	$2.26	$2.68	$2.36

Weighted average common shares outstanding:
Basic	71,713,747	55,737,548	50,623,649
Diluted	81,512,953	63,257,082	58,234,791

Weighted average additional common shares outstanding
if preferred shares converted to common shares:	13,135,814	17,562,557	22,165,311

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares:	94,648,767	80,819,639	80,400,102

Net cash provided by (used in) operating activities	$(271,361)	$(362,397)	$(154,216)
Net cash provided by (used in) investing activities	$184,674	$(31,020)	$(143,857)
Net cash provided by (used in) financing activities	$60,888	$242,519	$314,809
Adjusted Homebuilding EBITDA (1)	$648,313	$502,423	$401,961
________________
(1)
Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges and deposit write-offs, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, including amortization of capitalized model costs, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiary. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as it provides perspective on the underlying performance of the business. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles ("GAAP") financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income or any other performance measure prescribed by GAAP.

Selected Financial Information (continued)

(1)	Continuted

The table set forth below reconciles net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Net income	$213,509	$215,865	$188,715
Provision for income taxes	128,980	134,099	68,983
Homebuilding interest amortized to cost of sales and interest expense	139,381	123,112	121,778
Homebuilding depreciation and amortization	40,987	27,209	21,795
Amortization of stock-based compensation	15,624	8,469	9,015
EBITDA	538,481	508,754	410,286
Add:
Cash distributions of income from unconsolidated joint ventures	2,830	1,875	3,375
Merger-related purchase accounting adjustments included in cost of home sales	64,170	―	―
Merger and other one-time costs	61,737	―	―
Less:
Income (loss) from unconsolidated joint ventures	1,966	(668)	949
Income from financial services subsidiaries	16,939	8,874	10,751
Adjusted Homebuilding EBITDA	$648,313	$502,423	$401,961

Recent Developments
October 1, 2015 Closing of Merger Transaction with The Ryland Group, Inc.; Supplemental Pro Forma Information
On October 1, 2015, Standard Pacific Corp. completed its merger transaction with The Ryland Group, Inc. ("Ryland"), with Standard Pacific Corp. continuing as the surviving corporation.  At the same time: (i) the Company changed its name to "CalAtlantic Group, Inc." and effected a reverse stock split such that each five shares of common stock of the Company issued and outstanding immediately prior to the closing of the merger were combined and converted into one issued and outstanding share of common stock, (ii) MP CA Homes, LLC, the sole owner of the Company's outstanding Series B Preferred Stock, converted all of its preferred stock to common stock, and (iii) each outstanding share of Ryland common stock, stock options and restricted stock units were converted into the right to receive, or the option to acquire, as applicable, 1.0191 shares of common stock.  Cash was paid in lieu of all fractional shares.  Because the closing of the merger occurred on the first day of the Company's fourth quarter, the discussion under the heading "CalAtlantic Discussion and Analysis of Actual Results in 2015, 2014 and 2013" includes for the 2015 period nine months of stand-alone data (through September 30, 2015) for predecessor Standard Pacific Corp. and three months of combined Standard Pacific Corp. and The Ryland Group, Inc. data (from October 1, 2015 through December 31, 2015).  To aid readers with 2015 over 2014 comparability for the entire merged business, we also are including limited supplemental pro forma information in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.

Selected Pro Forma 2015 CalAtlantic to Pro Forma CalAtlantic 2014

This supplemental pro forma information is a combination of selected full year 2014 and 2015 Standard Pacific and Ryland financial and operating data.  The following unaudited selected condensed combined pro forma data combines the historical home sale revenues, homes delivered, net new orders, backlog and average active selling communities of Standard Pacific and Ryland, giving effect to the merger as if it had been consummated on January 1, 2014.  The selected condensed combined pro forma financial data are presented for illustrative purposes only, and are not necessarily indicative of results that actually would have occurred or that may occur in the future had the merger with Ryland been completed on January 1, 2014.  Accordingly this information should not be relied upon for purposes of making any investment or other decisions.

	Year Ended December 31,
	2015	2014	% Change
	(Dollars in thousands)
Pro forma home sale revenues
North	$923,541	$899,357	3%
Southeast	1,345,025	1,154,688	16%
Southwest	1,442,100	1,325,097	9%
West	1,569,631	1,543,579	2%
Consolidated total	$5,280,297	$4,922,721	7%

	Year Ended December 31,
	2015		2014		% Change
	Homes	ASP	Homes	ASP	Homes	ASP
	(Dollars in thousands)
Pro forma new homes delivered:
North	2,727	$339	2,711	$332	1%	2%
Southeast	3,732	360	3,664	315	2%	14%
Southwest	3,552	406	3,636	364	(2%)	12%
West	2,549	616	2,622	589	(3%)	5%
Consolidated total	12,560	$420	12,633	$390	(1%)	8%

Pro forma net new orders:
North	2,757	$339	2,664	$338	3%	0%
Southeast	3,976	369	3,627	331	10%	11%
Southwest	4,029	413	3,784	377	6%	10%
West	3,089	602	2,560	587	21%	3%
Consolidated total	13,851	$428	12,635	$398	10%	8%

	At December 31,
	2015		2014		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
	(Dollars in thousands)
Pro forma backlog:
North	1,003	$348,285	973	$337,784	3%	3%
Southeast	1,621	702,388	1,378	549,584	18%	28%
Southwest	1,902	845,499	1,426	599,654	33%	41%
West	1,085	675,920	551	348,380	97%	94%
Consolidated total	5,611	$2,572,092	4,328	$1,835,402	30%	40%

	Year Ended December 31,
	2015	2014	% Change
Pro forma average number of selling
communities during the period:
North	117	109	7%
Southeast	173	155	12%
Southwest	183	155	18%
West	85	75	13%
Consolidated total	558	494	13%

CalAtlantic Discussion and Analysis of Actual Results in 2015, 2014 and 2013

Overview

The Company's 2015 results reflect a continuation of the housing market recovery and our focus on the execution of our strategy.  Despite the inevitable distraction to our business caused by the activities associated with our merger with Ryland, we were able to deliver 7,237 homes during 2015, generating home sale revenues of $3,449.0 million, up 46% from the prior year, on an average selling price of $477 thousand, compared to $478 thousand for 2014.  We reported net income of $213.5 million, or $2.26 per diluted share, as compared to $215.9 million, or $2.68 per diluted share, for 2014.  Our 2015 results include approximately $62 million of merger and other one-time costs and an approximate $64 million reduction in gross margin from home sales due to the application of purchase accounting in connection with the merger.  Homebuilding pretax income for 2015 was $325.6 million, compared to $340.1 million in 2014 and $246.3 million in 2013.  Our gross margin from home sales was 22.4% for 2015, compared to 26.1% for 2014, and our operating margin from home sales for 2015 was 11.3%, compared to 14.4% for 2014.

We ended 2015 with $187.1 million of homebuilding cash (including $36.0 million of restricted cash), compared to $218.7 million (including $38.2 million of restricted cash) at the end of the prior year.  Net cash used in operating activities during 2015 was $271.4 million compared to $362.4 million in 2014.  The decrease in cash used in operating activities for 2015 as compared to the prior year was driven primarily by a 45% increase in homebuilding revenues, partially offset by a $100.5 million increase in cash land purchase and development costs.  As of December 31, 2015, we had $631.1 million in remaining availability under our $750 million revolving credit facility.

Homebuilding

	Year Ended December 31,
	2015	% Change	2014		% Change	2013
	(Dollars in thousands)
Homebuilding revenues:
North	$262,988	n/a	$	n/a	n/a	$	n/a
Southeast	988,773	47%		672,776	36%		496,070
Southwest	889,496	80%		495,008	46%		339,852
West	1,355,154	9%		1,243,394	15%		1,078,687
Total homebuilding revenues	$3,496,411	45%		$2,411,178	26%		$1,914,609

Homebuilding pretax income:
North	$5,556	n/a	$	n/a	n/a	$	n/a
Southeast	69,726	5%		66,232	71%		38,672
Southwest	70,851	45%		48,958	48%		33,119
West	179,417	(20%)		224,931	29%		174,478
Total homebuilding pretax income	$325,550	(4%)		$340,121	38%		$246,269

Homebuilding pretax income as a percentage of homebuilding revenues:
North	2.1%	n/a		n/a	n/a		n/a
Southeast	7.1%	(2.7%)		9.8%	2.0%		7.8%
Southwest	8.0%	(1.9%)		9.9%	0.2%		9.7%
West	13.2%	(4.9%)		18.1%	1.9%		16.2%
Total homebuilding pretax income percentage	9.3%	(4.8%)		14.1%	1.2%		12.9%

	As of December 31,
	2015	% Change	2014		% Change	2013
	(Dollars in thousands)
Total Assets:
North	$732,689	n/a	$	n/a	n/a	$	n/a
Southeast	1,766,241	66.6%		1,060,343	34.9%		785,988
Southwest	1,470,654	135.4%		624,765	26.4%		494,342
West	2,357,597	35.2%		1,744,308	16.9%		1,491,974
Corporate (1)	1,594,175	222.1%		494,920	(30.9%)		716,397
Total homebuilding	7,921,356	101.9%		3,924,336	12.5%		3,488,701
Financial services	424,149	86.6%		227,303	52.7%		148,851
Total Assets	$8,345,505	101.0%		$4,151,639	14.1%		$3,637,552
________________
(1)
The assets in our Corporate Segment include cash and cash equivalents and our deferred tax asset and, for 2015, goodwill recorded in connection with the merger with Ryland.  As of the end of the period covered by this annual report on Form 10-K, we have not yet finalized the allocation of goodwill to our reporting units.

For 2015, we generated homebuilding pretax income of $325.6 million compared to $340.1 million in 2014.  This decrease was primarily the result of approximately $62 million in merger and other one-time costs, which was partially offset by a 46% increase in home sale revenues.

For 2014, we generated homebuilding pretax income of $340.1 million compared to $246.3 million in 2013.  This improvement was primarily the result of a 25% increase in home sale revenues, an increase in gross margin from home sales and the operating leverage inherent in our business.

Revenues

Homebuilding revenues for 2015 increased 45% from 2014 primarily as a result of a 46% increase in new home deliveries.  Homebuilding revenues for 2014 increased 26% from 2013 as a result of an 8% increase in new home deliveries, a 16% increase in our consolidated average home price to $478 thousand and a $28.8 million increase in land sale revenues.

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
New homes delivered:
North	787	n/a	n/a	n/a	n/a
Southeast	2,471	32%	1,871	7%	1,745
Southwest	1,891	79%	1,059	27%	837
West	2,088	3%	2,026	0%	2,020
Total	7,237	46%	4,956	8%	4,602

New home deliveries increased 46% in 2015 as compared to the prior year, resulting primarily from the backlog and new selling communities we acquired in connection with our merger with Ryland.  New home deliveries increased 8% in 2014 as compared to 2013, primarily as a result of a 21% increase in the number of homes in backlog at the beginning of the year as compared to the year earlier period and a 10% increase in average active selling communities throughout 2014 compared to 2013.  These increases were driven largely by a 21% increase in deliveries from the Company's Southwest region as a result of a 41% increase in the number of homes in backlog at the beginning of the year as compared to the year earlier period, and where average active selling communities grew 27%.

	Year Ended December 31,
	2015	% Change	2014		% Change	2013
	(Dollars in thousands)
Average selling prices of homes delivered:
North	$334	n/a	$	n/a	n/a	$	n/a
Southeast	395	12%		354	25%		283
Southwest	462	(1%)		465	15%		404
West	640	7%		598	13%		528
Total	$477	(0%)		$478	16%		$413

During 2015, our consolidated average home price of $477 thousand was essentially flat when compared to $478 thousand for 2014, resulting primarily from the lower average home price of the homes in backlog we acquired in connection with the merger.  During 2014, our consolidated average home price increased 16% to $478 thousand as compared to $413 thousand for 2013.  This increase was largely due to higher average home prices within the majority of our markets, a shift to more move-up product and a decrease in the use of sales incentives.

Gross Margin

Our 2015 gross margin percentage from home sales was 22.4%, down 370 basis points from 26.1% in 2014.  Our 2015 gross margins were significantly and adversely impacted by the fair value accounting applied to homes under construction acquired in connection with the merger, with fair value accounting causing us to recognize approximately $64 million as an increase to cost of sales during the 2015 fourth quarter.  Our 2015 gross margins were also negatively impacted by an increase in direct construction costs per home.  Our 2014 gross margin percentage from home sales was 26.1%, up 150 basis points from 24.6% in 2013.  This 150 basis point increase resulted primarily from price increases and a higher proportion of deliveries from more profitable communities, partially offset by an increase in direct construction costs per home.

SG&A Expenses

Our 2015 SG&A expenses (including corporate G&A) were $390.7 million compared to $275.9 million for the prior year.  Despite this increase in dollar amount, our 2015 SG&A rate from home sales was 11.3% versus 11.7% for 2014.  This 40 basis point improvement was primarily the result of a 46% increase in home sale revenues and the operating leverage we gained in connection with the merger.  We continue to leverage our G&A expenses as our home sale revenues have increased year over year, with G&A expenses as a percentage of home sale revenues improving to 6.3% for 2015 compared to 6.8% for 2014.  Our selling expenses as a percentage of home sale revenues increased slightly at 5.0% for 2015 compared to 4.9% for 2014.

Our 2014 SG&A expenses (including corporate G&A) were $275.9 million compared to $230.7 million for the prior year.  Despite this increase in dollar amount, our 2014 SG&A rate from home sales was 11.7% versus 12.1% for 2013.  This 40 basis point improvement was primarily the result of a 25% increase in home sale revenues and our operating leverage.  Our G&A expenses as a percentage of home sale revenues were 6.8% for 2014 compared to 7.2% for 2013, and our selling expenses as a percentage of home sale revenues were 4.9% for both 2014 and 2013.

Interest Expense

During the years ended December 31, 2015, 2014 and 2013, our qualified assets exceeded our debt.  As of December 31, 2015, 2014 and 2013, the amount of our qualified assets in excess of our debt was $1.6 billion, $827.7 million and $430.6 million, respectively.  As a result, all of our interest incurred during 2015, 2014 and 2013 was capitalized in accordance with ASC Topic 835, Interest.

Other Income (Expense)

Other expense for 2015 was primarily attributable to $61.7 million in transaction and other one-time costs incurred in connection with the merger, including $9.7 million in project abandonment costs.  Other expense of $1.7 million for 2014 was primarily attributable to $2.2 million of project abandonment costs and $0.3 million of acquisition-related costs, partially offset by $0.6 million of interest income.

Operating Data

	Year Ended December 31,
	2015	% Change	% Absorption Change (1)	2014	% Change	% Absorption Change (1)	2013
Net new orders (2):
North	556	n/a	n/a	n/a	n/a	n/a	n/a
Southeast	2,342	27%	(15%)	1,841	(5%)	(9%)	1,938
Southwest	1,838	52%	(12%)	1,207	26%	(2%)	956
West	2,427	26%	3%	1,919	(4%)	(8%)	2,004
Total	7,163	44%	(12%)	4,967	1%	(8%)	4,898
________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

	Year Ended December 31,
	2015	% Change	2014		% Change	2013
	(Dollars in thousands)
Average selling prices of net new orders:
North	$348	n/a	$	n/a	n/a	$	n/a
Southeast	422	13%		374	17%		320
Southwest	481	2%		473	13%		420
West	653	9%		600	9%		551
Total	$510	5%		$485	12%		$434

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
Average number of selling communities during the year:
North	30	n/a	n/a	n/a	n/a
Southeast	111	50%	74	4%	71
Southwest	87	74%	50	28%	39
West	71	22%	58	4%	56
Total	299	64%	182	10%	166

Net new orders for 2015 increased 44% from the prior year on a 64% increase in the number of average active selling communities.  Our monthly sales absorption rate was 2.0 per community for 2015, down from 2.3 for 2014, and was 1.6 per community for the 2015 fourth quarter compared to 1.8 for the 2014 fourth quarter.  The decrease in our sales absorption reflects our continued emphasis on margin over sales pace, as well as the challenges involved in integrating approximately 350 communities acquired from Ryland in connection with the merger.  Our consolidated cancellation rate for 2015 was 18% compared to 17% for 2014, and was 22% for the 2015 fourth quarter compared to 21% for the 2014 fourth quarter.  Our 2015 fourth quarter cancellation rate was consistent with our average historical cancellation rate over the last 10 years.  At December 31, 2015, we had 575 active selling communities.

Net new orders for 2014 increased 1% from the prior year on a 10% increase in the number of average active selling communities.  Our monthly sales absorption rate was 2.3 per community for 2014, down from 2.5 for 2013, and was 1.8 per community for the 2014 fourth quarter compared to 1.7 for the 2013 fourth quarter.  Our consolidated cancellation rate for 2014 was 17% compared to 15% for 2013, and was 21% for both the 2014 fourth quarter and 2013 fourth quarter.

	As of December 31,
	2015		2014			% Change
	Homes	Dollar Value	Homes	Dollar Value		Homes	Dollar Value
Backlog ($ in thousands):
North	1,003	$348,285	n/a	$	n/a	n/a	n/a
Southeast	1,621	702,388	771		365,355	110%	92%
Southwest	1,902	845,499	546		289,627	248%	192%
West	1,085	675,920	394		261,394	175%	159%
Total	5,611	$2,572,092	1,711		$916,376	228%	181%

The dollar value of our backlog as of December 31, 2015 increased 181% from 2014 to $2.6 billion.  The increase in backlog value from 2014 was driven primarily by the 228% increase in units in backlog as a result of the merger, partially offset by a 14% decrease in our consolidated average home price in backlog to $458 thousand.  The lower average home price in our backlog as of December 31, 2015 compared to the prior year was primarily attributable to a shift in product mix.

	At December 31,
	2015	% Change	2014	% Change	2013
Homesites owned and controlled:
North	15,222	n/a	n/a	n/a	n/a
Southeast	24,393	48%	16,458	2%	16,148
Southwest	16,151	133%	6,944	(1%)	7,038
West	14,728	22%	12,028	0%	11,989
Total (including joint ventures)	70,494	99%	35,430	1%	35,175

Homesites owned	52,583	81%	28,972	4%	27,733
Homesites optioned or subject to contract	15,972	155%	6,260	(11%)	7,047
Joint venture homesites (1)	1,939	879%	198	(50%)	395
Total (including joint ventures) (1)	70,494	99%	35,430	1%	35,175

Homesites owned:
Raw lots	8,814	8%	8,162	31%	6,211
Homesites under development	23,395	188%	8,119	(13%)	9,340
Finished homesites	9,488	32%	7,210	3%	7,024
Under construction or completed homes	9,092	193%	3,104	11%	2,804
Held for sale	1,794	(25%)	2,377	1%	2,354
Total	52,583	81%	28,972	4%	27,733
________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of December 31, 2015 increased 99% from 2014.  We purchased $515.3 million of land (6,631 homesites) during 2015 and acquired an additional 40,245 homesites as a result of the merger.  The homesites we purchased during 2015, other than through the merger, were located as follows 12% (based on homesites) in the North, 39% in the Southeast,18% in the Southwest and 31% in the West .  During 2014, we purchased $585.7 million of land (6,813 homesites), of which 47% (based on homesites) was located in the Southeast, 21% in the Southwest, and 32% in the West.  As of December 31, 2015, we owned or controlled 70,494 homesites, of which 47,061 are owned and actively selling or under development, 17,911 are controlled or under option, and the remaining 5,522 homesites are held for future development or for sale.

	At December 31,
	2015	% Change	2014	% Change	2013
Homes under construction and speculative homes:
Homes under construction (excluding specs)	4,304	281%	1,131	0%	1,130
Speculative homes under construction	1,777	97%	901	3%	871
Total homes under construction	6,081	199%	2,032	2%	2,001

Completed homes:
Completed and unsold homes (excluding models)	1,325	157%	515	57%	327
Completed and under contract (excluding models)	754	266%	206	21%	170
Model homes	929	165%	351	15%	306
Total completed homes	3,008	181%	1,072	33%	803

Total homes under construction (excluding speculative homes) as of December 31, 2015 were up 199% compared to December 31, 2014, consistent with our homes in backlog which were up 228% compared to December 31, 2014.  Speculative homes under construction and completed and unsold homes (excluding models) as of December 31, 2015 increased 119% over the prior year period, resulting primarily from a year-over-year increase in our number of active selling communities as a result of the merger and our strategy to maintain a supply of speculative homes in each community.

Financial Services

For 2015, our financial services segment generated pretax income of $16.9 million compared to $9.8 million in 2014.  The increase in 2015 was driven by a 51% increase in the dollar volume of loans originated and sold and a $5.6 million increase in title service revenues.  These changes were partially offset by lower margins on loans closed and sold.

For 2014, our financial services segment generated pretax income of $9.8 million compared to $11.4 million in 2013.  The decrease in 2014 was driven by lower margins on loans closed and sold and a $0.5 million increase in loan loss expense related to indemnification and repurchase allowances.  These changes were partially offset by a $0.3 million decrease in loan loss expense (net of recoveries) related to allowances for loans held for investment in 2014 compared to the prior year.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Total Originations:
Loans	4,356	2,936	2,982
Principal	$1,478,196	$986,335	$933,649
Capture rate	71%	77%	81%

Loans Sold to Third Parties:
Loans	4,259	2,806	2,994
Principal	$1,423,576	$931,786	$925,449

Mortgage Loan Origination Product Mix:
FHA loans	13%	8%	18%
Other government loans (VA & USDA)	10%	10%	14%
Total government loans	23%	18%	32%
Conforming loans	69%	74%	65%
Jumbo loans	8%	8%	3%
	100%	100%	100%

Loan Type:
Fixed	93%	92%	96%
ARM	7%	8%	4%

Credit Quality:
Avg. FICO score	746	752	744

Other Data:
Avg. combined LTV ratio	82%	80%	84%
Full documentation loans	100%	100%	100%
Non-Full documentation loans	―	―	―

Income Taxes

Our 2015 provision for income taxes was $129.0 million primarily related to our $342.5 million of pretax income.  As of December 31, 2015, we had a $397.4 million deferred tax asset which was offset by a valuation allowance of $1.2 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $112.6 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Internal Revenue Code Section 382 gross annual limitation of $15.6 million for both federal and state purposes.  The $284.8 million balance of the deferred tax asset is not subject to such limitations.

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

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisition • homebuilder acquisitions	• principal and interest payments on debt • cash collateralization

• construction and development • operating expenses	• stock repurchases • the payment of dividends

Cash requirements over the last several years have been met by:

• internally generated funds • bank revolving credit and term loans • land option contracts and seller notes • public and private sales of our equity • public and private note offerings	• joint venture financings • assessment district bond financings • letters of credit and surety bonds • mortgage credit facilities • tax refunds

For the year ended December 31, 2015, we used $271.4 million of cash in operating activities versus $362.4 million in the year earlier period.  The decrease in cash used in operating activities for 2015 as compared to the prior year was driven primarily by a 45% increase in homebuilding revenues, partially offset by a $100.5 million increase in cash land purchase and development costs.  Cash flows provided by investing activities for 2015 included $268.5 million of cash acquired from Ryland with the merger.  As of December 31, 2015, our homebuilding cash balance was $187.1 million (including $36.0 million of restricted cash).

Revolving Credit Facility. In October 2015, the Company entered into a new credit agreement that provides for total lending commitments of $750 million, $350 million of which is available for letters of credit.  It also has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate LIBOR (approximately 0.43% at December 31, 2015) plus 1.75% or Prime (3.50% at December 31, 2015) plus 0.75%.  The facility matures on October 5, 2019.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant which limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  The new facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On December 31, 2015, no borrowings were outstanding and the Company had outstanding letters of credit issued under the new facility totaling $118.9 million, leaving $631.1 million available under the new facility to be drawn.

Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at December 31, 2015	Covenant Requirements at December 31, 2015
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$2,923.3	≥ $1,689.5
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.14	≤ 2.00
Liquidity or Interest Coverage Ratio (3):
Liquidity	$119.2	≥ $172.3
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (4)	2.54	≥ 1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (5)	$646.5	≤ $1,103.1
Actual/Permitted Borrowings under the Revolving Facility (6)	$118.9	≤ $750.0
________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.
(3)
Under the liquidity and interest coverage ratio covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.

(4)	Consolidated Interest Incurred excludes noncash interest expense.
(5)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(6)	Actual amount reflects outstanding letters of credit issued under the facility. As of December 31, 2015 our availability under the Revolving Facility was $631.1 million.

Letter of Credit Facilities.  As of December 31, 2015, in addition to our $350 million letter of credit sublimit under our revolving credit facility, we were party to four committed letter of credit facilities totaling $48 million, of which $33.8 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2016 to October 2017.  As of December 31, 2015, these facilities were secured by cash collateral deposits of $34.5 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of December 31, 2015, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

December 31, 2015
(Dollars in thousands)
10.75% Senior Notes due September 2016	$280,000
8.4 % Senior Notes due May 2017	230,000
8.375% Senior Notes due May 2018	575,000
1.625% Convertible Senior Notes due May 2018	225,000
0.25% Convertible Senior Notes due June 2019	267,500
6.625% Senior Notes due May 2020	300,000
8.375% Senior Notes due January 2021	400,000
6.25% Senior Notes due December 2021	300,000
5.375% Senior Notes due October 2022	250,000
5.875% Senior Notes due November 2024	300,000
1.25% Convertible Senior Notes due August 2032	253,000
$3,380,500

As required by the applicable note indentures, certain Company subsidiaries guarantee the Company's obligations under the notes.  The guarantees are unsecured obligations of each subsidiary, ranking equal in right of payment with all such subsidiary's existing and future unsecured and unsubordinated indebtedness.  Interest on each series of notes is payable semi-annually.  Each of the senior notes rank equally with all of the Company's other unsecured and unsubordinated indebtedness.

The Company's notes contain various restrictive covenants.  Our 10.75% Senior Notes due 2016 contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends, stock repurchases and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation.

As of December 31, 2015, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.

Covenant Requirements	Actual at December 31, 2015	Covenant Requirements at December 31, 2015

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.27	≤ 2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	2.85	≥ 2.00

The Company's 1.625% Convertible Senior Notes due 2018 (the "1.625% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The 1.625% Convertible Notes bear interest at a rate of 1.625% per year and will mature on May 15, 2018, unless earlier converted or repurchased.  The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8207 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.43 per share), subject to adjustment.  The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 (the "0.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The 0.25% Convertible Notes bear interest at a rate of 0.25% per year and will mature on June 1, 2019, unless earlier converted, redeemed or repurchased.  The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.5886 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.59 per share), subject to adjustment.  The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017.  On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day.  The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 (the "1.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The 1.25% Convertible Notes bear interest at a rate of 1.25% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.7787 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.36 per share), subject to adjustment.  The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.

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

Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2015, only two joint ventures had project specific debt outstanding, which totaled $33.7 million.  This joint venture bank debt was non-recourse to us.  At December 31, 2015, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

Secured Project Debt and Other Notes Payable.  At December 31, 2015, we had $25.7 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities.  At December 31, 2015, we had $303.4 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consisted of a $200 million repurchase facility ($25 million committed and $175 million uncommitted), maturing in June 2016, and a $100 million repurchase facility, maturing in January 2016, both with the same lender.  These two facilities were replaced in January 2016 with a $200 million uncommitted repurchase facility with the same lender.  This new facility matures in January 2017.  In addition, our mortgage subsidiary has a $100 million repurchase facility, maturing in April 2016, with another lender.  These facilities require our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $4.0 million as of December 31, 2015, and also contain financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2015, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in these facilities.
Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance obligations.  At December 31, 2015, we had approximately $804.3 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $465.1 million remaining in cost to complete.

Availability of Additional Liquidity.  Over the last several years we have focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the home buying segments we target.  In the near term, so long as we are able to continue to find appropriately priced land opportunities, we plan to continue with this strategy.  To that end, we may utilize cash generated from our operating activities, our $750 million revolving credit facility (including through the exercise of the accordion feature which would allow the facility be increased up to $1.2 billion, subject to the availability of additional capital commitments and certain other conditions) and the debt and equity capital markets to finance these activities.
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
Dividends.  For the year ended December 31, 2015, we paid a dividend of $0.04 per share on December 30, 2015.  We did not pay dividends during the years ended December 31, 2014 and 2013.  On February 11, 2016 our Board of Directors declared a dividend of $0.04 per share to be paid on March 30, 2016 to holders of record on March 15, 2016.
Stock Repurchases.  We did not repurchase capital stock during the year ended December 31, 2013.  On October 28, 2014, we announced that our Board of Directors authorized a $100 million stock repurchase plan.  During 2014, we repurchased 1.0 million shares (restated to reflect the one-for-five reverse stock split) of our common stock in open market transactions under the plan.  During 2015, we repurchased 645 thousand shares (restated to reflect the one-for-five reverse stock split) of our common stock in open market transactions under the plan, and as of December 31, 2015, we had remaining authorization to repurchase $41.3 million of our common stock.  On February 11, 2016 we announced a new $200 million share repurchase plan that replaces in its entirety the remaining authorization available on the October 28, 2014 plan.
Leverage.  Our homebuilding debt to total book capitalization as of December 31, 2015 was 47.5% and our adjusted net homebuilding debt to adjusted total book capitalization was 46.1%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA as of December 31, 2015 and 2014 was 5.4x and 4.2x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 5.1x and 3.8x, respectively (please see page 21 for the reconciliation of net income, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2015, including estimated cash payments due by period.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Contractual Obligations
Long-term debt principal payments (1)	$3,406,183	$302,856	$1,032,307	$568,020	$1,503,000
Long-term debt interest payments	840,179	199,777	292,861	199,732	147,809
Operating leases (2)	29,464	8,926	13,893	6,060	585
Purchase obligations (3)	773,172	417,639	271,167	40,551	43,815
Total	$5,048,998	$929,198	$1,610,228	$814,363	$1,695,209
________________
(1)
Long-term debt represents senior and convertible senior notes payable and secured project debt and other notes payable. For a more detailed description of our long-term debt, please see Note 8 in our accompnaying consolidated financial statements.

(2)	For a more detailed description of our operating leases, please see Note 12.f. in our accompanying consolidated financial statements.
(3)
Purchase obligations represent commitments (net of deposits) for land purchase and option contracts with non-refundable deposits. For a more detailed description of our land purchase and option contracts, please see "Off-Balance Sheet Arrangements" below and Note 12.a. in our accompanying consolidated financial statements.

At December 31, 2015, we had mortgage two repurchase facilities with one lender totaling $300 million ($125 million committed and $175 million uncommitted) and a $100 million repurchase facility with another lender, and had $303.4 million outstanding under these facilities.
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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2015, we had non-refundable cash deposits outstanding of approximately $74.1 million and capitalized pre-acquisition and other development and construction costs of approximately $8.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $773.2 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2015, we held membership interests in 25 homebuilding and land development joint ventures, of which 13 were active and 12 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $33.7 million.  This joint venture debt is non-recourse to us, with $30.0 million scheduled to mature in June 2016 and $3.7 million scheduled to mature in May 2018.  At December 31, 2015, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

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

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes.  In accordance with the aggregation criteria defined in ASC 280, our homebuilding operating segments have been grouped into four reportable segments: North, consisting of our operating divisions in Georgia, Delaware, Illinois, Indiana, Maryland, Minnesota, New Jersey, Pennsylvania, Virginia and Washington D.C.; Southeast, consisting of our operating divisions in Florida and the Carolinas; Southwest, consisting of our operating divisions in Texas, Colorado and Nevada; and West, consisting of our operating divisions in California and Arizona.  In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages.  In addition, the operating divisions also share all other relevant aggregation characteristics prescribed in ASC 280, such as similar product types, production processes and methods of distribution.  During the 2015 third quarter, in connection with transition planning related to our merger with Ryland, the chief operating decision maker began evaluating the business and allocating resources based on aggregating our Arizona operating segment within our California reportable segment.  Our Arizona operating segment was previously reported within our Southwest reportable segment, and as such, prior periods presented have been restated to conform to our new presentation.

Our mortgage financing operation provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title services operation provides title examinations for our homebuyers in substantially all of the markets in which we operate.  Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under "Financial Services."

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

From time to time, we write-off deposits related to land options that we decide not to exercise.  The decision not to exercise a land option takes into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including the price and timing of land takedowns), the availability and best use of our capital, and other factors.  The write-off is charged to homebuilding other income (expense) in our consolidated statement of operations in the period that we determine it is probable that the optioned property will not be acquired.  If we recover deposits which were previously written off, the recoveries are recorded to homebuilding other income (expense) in the period received.

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

Based on such an analysis and on an evaluation of available positive and negative information and our projection of the income we expected to generate in future years, we concluded that it was more likely than not that most of our deferred tax asset would be realized.  As of December 31, 2015, the deferred tax asset valuation allowance of $1.2 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  To the extent that we conclude that it is more likely than not that the remaining valuation allowance will be utilized, we will be able to reduce our effective tax rate, by reducing the valuation allowance and offsetting a portion of taxable income. Conversely, any significant future operating losses generated by us in the near term may increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we enter into a cumulative loss position as described in ASC 740.

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

Goodwill

We have recorded a significant amount of goodwill in connection with the merger with Ryland on October 1, 2015. In accordance with ASC Topic 350, Intangibles–Goodwill and Other ("ASC 350"), we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of goodwill by comparing the carrying value of each of our reporting units to their estimated fair value. We determine the fair value of each reporting unit using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value, and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded carrying value. Such fair values are significantly impacted by estimates related to current market valuations, current and future economic conditions in each of our geographical markets, and our strategic plans within each of our markets. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. If our expectations of future results and cash flows decrease significantly, goodwill may be impaired.

Recent Accounting Pronouncements
See Note 2.w. in our accompanying consolidated financial statements.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2015.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  For a portion of its loan originations, CalAtlantic Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, CalAtlantic Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil. As of December 31, 2015, CalAtlantic Mortgage had approximately $196.0 million in closed mortgage loans held for sale and $18.3 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.

CalAtlantic Mortgage also originates a portion of its mortgage loans on a non-presold basis.  When originating mortgage loans on a non-presold basis, CalAtlantic Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, CalAtlantic Mortgage enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by CalAtlantic Mortgage and financed under its mortgage credit facilities for a short period of time (typically for 30 to 45 days) before the loans are sold to third party investors.  CalAtlantic Mortgage utilizes third party hedging software to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist CalAtlantic Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner.  As of December 31, 2015, CalAtlantic Mortgage had approximately $123.0 million of closed mortgage loans held for sale and $275.4 million of loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

The table below details the principal amount and the average interest rates for the mortgage loans held for sale, mortgage loans held for investment and outstanding debt for each category based upon the expected maturity or disposition dates.  Certain mortgage loans held for sale require periodic principal payments prior to the expected maturity date.  The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans.  The fair value of mortgage loans held for investment is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect their estimated net realizable value of carrying the loans through disposition.  The fair value of our variable rate debt, which consists of our mortgage credit facilities, is based on quoted market prices for the same or similar instruments as of December 31, 2015.  Our fixed rate debt consists of secured project debt and other notes payable, senior notes payable and convertible senior notes payable.  The interest rates on our secured project debt and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value.  The fair values of our senior notes payable and convertible senior notes payable are based on their quoted market prices as of December 31, 2015.

	Expected Maturity Date
													Estimated
December 31,	2016	2017		2018		2019		2020			Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$319,045	$	―	$	―	$	―	$	―	$	―	$319,045	$327,936
Average interest rate	3.9%
Mortgage loans held for
investment, net	$413		$432		$452		$473		$495		$20,439	$22,704	$22,704
Average interest rate	4.6%		4.6%		4.6%		4.6%		4.6%		4.6%	4.6%

Liabilities:
Fixed rate debt	$302,856		$231,171		$801,136		$268,020		$300,000		$1,503,000	$3,406,183	$3,700,959
Average interest rate	10.0%		8.4%		6.5%		0.3%		6.6%		5.8%	6.1%

Variable rate debt	$303,422	$	―	$	―	$	―	$	―	$	―	$303,422	$303,422
Average interest rate	2.4%

Off-Balance Sheet Financial
Instruments:
Commitments to originate
mortgage loans:
Notional amount	$297,047	$	―	$	―	$	―	$	―	$	―	$297,047	$306,028
Average interest rate	4.1%

Forward sale commitments of
mortgage-backed securities:
Notional amount	$284,279	$	―	$	―	$	―	$	―	$	―	$284,279	$284,514
Average interest rate	3.5%
________________
(1)	All of the amounts presented in this line item reflect the expected 2016 disposition of the loans rather than the actual scheduled maturity dates of these mortgages.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CalAtlantic Group, Inc. (formerly known as Standard Pacific Corp.):
We have audited the accompanying consolidated balance sheets of CalAtlantic Group, Inc. (formerly known as Standard Pacific Corp.) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CalAtlantic Group, Inc. (formerly known as Standard Pacific Corp.) and subsidiaries at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CalAtlantic Group, Inc. (formerly known as Standard Pacific Corp.) and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 29, 2016

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$3,449,047	$2,366,754	$1,898,989
Land sale revenues	47,364	44,424	15,620
Total revenues	3,496,411	2,411,178	1,914,609
Cost of home sales	(2,676,666)	(1,748,954)	(1,431,797)
Cost of land sales	(43,274)	(43,841)	(13,616)
Total cost of sales	(2,719,940)	(1,792,795)	(1,445,413)
Gross margin	776,471	618,383	469,196
Selling, general and administrative expenses	(390,710)	(275,861)	(230,691)
Income (loss) from unconsolidated joint ventures	1,966	(668)	949
Other income (expense)	(62,177)	(1,733)	6,815
Homebuilding pretax income	325,550	340,121	246,269
Financial Services:
Revenues	43,702	25,320	25,734
Expenses	(26,763)	(15,477)	(14,305)
Financial services pretax income	16,939	9,843	11,429

Income before taxes	342,489	349,964	257,698
Provision for income taxes	(128,980)	(134,099)	(68,983)
Net income	213,509	215,865	188,715
Less: Net income allocated to preferred shareholder	(32,997)	(51,650)	(57,386)
Less: Net income allocated to unvested restricted stock	(369)	(297)	(265)
Net income available to common stockholders	$180,143	$163,918	$131,064

Income per common share:
Basic	$2.51	$2.94	$2.59
Diluted	$2.26	$2.68	$2.36

Weighted average common shares outstanding:
Basic	71,713,747	55,737,548	50,623,649
Diluted	81,512,953	63,257,082	58,234,791

Weighted average additional common shares outstanding
if preferred shares converted to common shares	13,135,814	17,562,557	22,165,311

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	94,648,767	80,819,639	80,400,102

The accompanying notes are an integral part of these consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Net income	$213,509	$215,865	$188,715
Other comprehensive income, net of tax:
Unrealized gain on interest rate swaps	―	―	2,228
Unrealized gain on marketable securities, available for sale	5	―	―
Total comprehensive income	$213,514	$215,865	$190,943

The accompanying notes are an integral part of these consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$151,076	$180,428
Restricted cash	35,990	38,222
Inventories:
Owned	6,069,959	3,255,204
Not owned	83,246	85,153
Investments in unconsolidated joint ventures	132,763	50,111
Deferred income taxes, net of valuation allowance of $1,156 and $2,561 at
December 31, 2015 and 2014, respectively	396,194	276,402
Goodwill	933,360	―
Other assets	118,768	38,816
Total Homebuilding Assets	7,921,356	3,924,336
Financial Services:
Cash and equivalents	35,518	31,965
Restricted cash	22,914	1,295
Mortgage loans held for sale, net	325,770	174,420
Mortgage loans held for investment, net	22,704	14,380
Other assets	17,243	5,243
Total Financial Services Assets	424,149	227,303
Total Assets	$8,345,505	$4,151,639

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$191,681	$45,085
Accrued liabilities	478,793	223,783
Secured project debt and other notes payable	25,683	4,689
Senior notes payable	3,462,016	2,108,612
Total Homebuilding Liabilities	4,158,173	2,382,169
Financial Services:
Accounts payable and other liabilities	22,474	3,369
Mortgage credit facilities	303,422	89,413
Total Financial Services Liabilities	325,896	92,782
Total Liabilities	4,484,069	2,474,951

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 0 and 53,565 shares
issued and outstanding at December 31, 2015 and 2014, respectively	―	1
Common stock, $0.01 par value; 600,000,000 shares authorized; 121,286,153 and
55,028,238 shares issued and outstanding at December 31, 2015 and 2014, respectively	1,213	550
Additional paid-in capital	3,324,328	1,348,905
Accumulated earnings	535,890	327,232
Accumulated other comprehensive income, net of tax	5	―
Total Equity	3,861,436	1,676,688
Total Liabilities and Equity	$8,345,505	$4,151,639

The accompanying notes are an integral part of these consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2013, 2014 and 2015	Number of Preferred Shares	Preferred Stock		Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	(Dollars in thousands)

Balance, December 31, 2012	90,165		$1	42,649,098	$426	$1,334,965	$(77,348)	$(2,228)	$1,255,816
Net income	―		―	―	―	―	188,715	―	188,715
Other comprehensive income, net of tax	―		―	―	―	―	―	2,228	2,228
Stock issuances under employee
plans, including income tax
benefits	―		―	874,538	9	13,527	―	―	13,536
Issuance of common stock in
connection with preferred stock
conversion, net of issuance costs	(36,600)		―	12,000,000	120	(470)	―	―	(350)
Amortization of stock-based
compensation	―		―	―	―	9,015	―	―	9,015
Balance, December 31, 2013	53,565		1	55,523,636	555	1,357,037	111,367	―	1,468,960
Net income	―		―	―	―	―	215,865	―	215,865
Stock issuances under employee
plans, including income tax
benefits	―		―	512,602	5	20,170	―	―	20,175
Repurchase and retirement of common
stock, net of expenses	―		―	(1,008,000)	(10)	(36,771)	―	―	(36,781)
Amortization of stock-based
compensation	―		―	―	―	8,469	―	―	8,469
Balance, December 31, 2014	53,565		1	55,028,238	550	1,348,905	327,232	―	1,676,688
Net income	―		―	―	―	―	213,509	―	213,509
Other comprehensive income, net of tax	―		―	―	―	―	―	5	5
Stock issuances under employee
plans, including income tax
benefits	―		―	1,350,984	13	10,237	―	―	10,250
Common stock dividends ($0.04 per share)	―		―	―	―	―	(4,851)	―	(4,851)
Repurchase and retirement of common
stock, net of expenses	―		―	(645,338)	(6)	(22,067)	―	―	(22,073)
Stock issuance in connection with merger,
net of preferred stock conversion	(53,565)		(1)	65,552,269	656	1,971,629	―	―	1,972,284
Amortization of stock-based
compensation	―		―	―	―	15,624	―	―	15,624
Balance, December 31, 2015	―	$	―	121,286,153	$1,213	$3,324,328	$535,890	$5	$3,861,436

The accompanying notes are an integral part of these consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$213,509	$215,865	$188,715
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
(Income) loss from unconsolidated joint ventures	(1,966)	668	(949)
Cash distributions of income from unconsolidated joint ventures	2,830	1,875	3,375
Depreciation and amortization	41,151	27,347	21,916
Loss on disposal of property and equipment	39	11	17
Amortization of stock-based compensation	15,624	8,469	9,015
Excess tax benefits from share-based payment arrangements	(9,250)	(13,404)	―
Deferred income tax provision	38,636	98,998	84,214
Changes in cash and equivalents due to:
Mortgage loans held for sale	(42,871)	(52,838)	(2,543)
Inventories - owned	(497,836)	(664,427)	(433,652)
Inventories - not owned	34,770	(33,027)	(43,319)
Other assets	(2,998)	4,529	(2,279)
Accounts payable	(89,461)	9,314	13,325
Accrued liabilities	26,462	34,223	7,949
Net cash provided by (used in) operating activities	(271,361)	(362,397)	(154,216)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(91,453)	(10,506)	(24,328)
Distributions of capital from unconsolidated homebuilding joint ventures	19,582	18,010	4,763
Cash acquired in connection with merger	268,517	―	―
Net cash paid for acquisitions	―	(33,770)	(116,262)
Other investing activities	(11,972)	(4,754)	(8,030)
Net cash provided by (used in) investing activities	184,674	(31,020)	(143,857)

Cash Flows From Financing Activities:
Change in restricted cash	652	(16,762)	6,565
Borrowing from revolving credit facility	852,700	―	―
Principal payments on revolving credit facility	(852,700)	―	―
Principal payments on secured project debt and other notes payable	(2,532)	(1,458)	(8,334)
Principal payments on senior notes payable	(29,789)	(4,971)	―
Proceeds from the issuance of senior notes payable	―	300,000	300,000
Payment of debt issuance costs	(1,016)	(6,230)	(5,316)
Net proceeds from (payments on) mortgage credit facilities	110,469	(11,454)	8,708
Repurchases of common stock	(22,073)	(36,781)	―
Common stock dividend payments	(4,851)	―	―
Payment of issuance costs in connection with preferred shareholder equity transactions	―	―	(350)
Issuance of common stock under employee stock plans, net of withholdings	1,000	6,771	13,536
Excess tax benefits from share-based payment arrangements	9,250	13,404	―
Other financing activities	(222)	―	―
Net cash provided by (used in) by financing activities	60,888	242,519	314,809

Net increase (decrease) in cash and equivalents	(25,799)	(150,898)	16,736
Cash and equivalents at beginning of year	212,393	363,291	346,555
Cash and equivalents at end of year	$186,594	$212,393	$363,291

Cash and equivalents at end of year	$186,594	$212,393	$363,291
Homebuilding restricted cash at end of year	35,990	38,222	21,460
Financial services restricted cash at end of year	22,914	1,295	1,295
Cash and equivalents and restricted cash at end of year	$245,498	$251,910	$386,046

The accompanying notes are an integral part of these consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

Effective October 1, 2015, pursuant to the terms and conditions of the Amended and Restated Agreement and Plan of Merger, dated as of June 14, 2015, between Standard Pacific Corp. ("Standard Pacific") and The Ryland Group, Inc. ("Ryland"), Ryland merged with and into Standard Pacific, with Standard Pacific continuing as the surviving corporation and changing its name to "CalAtlantic Group, Inc." ("the Company").

We are a geographically diversified builder of single-family attached and detached homes.  We also provide mortgage, title and escrow services, and are focused on providing an exceptional end-to-end homebuying experience for our customers.  Unless the context otherwise requires, the terms "we," "us," "our" and "the Company" refer to CalAtlantic Group, Inc. and its subsidiaries.

The percentages of our homes delivered by reportable segment for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31,
State	2015	2014	2013
	(unaudited)

North	11%	n/a%	n/a%
Southeast	34	38	38
Southwest	26	21	18
West	29	41	44
Total	100%	100%	100%

2. Summary of Significant Accounting Policies

a. Basis of Presentation

The consolidated financial statements include the accounts of CalAtlantic Group, Inc. and its wholly owned subsidiaries.  All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

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

c. Segment Reporting

Accounting Standards Codification ("ASC") Topic 280, Segment Reporting ("ASC 280") established standards for the manner in which public enterprises report information about operating segments.  In accordance with ASC 280, we have determined that each of our homebuilding operating divisions and our financial services operations (consisting of our mortgage financing and title operations) are our operating segments.  Corporate is a non-operating segment.  In accordance with the aggregation criteria defined in ASC 280, we have grouped our homebuilding operations into four reportable segments: North, consisting of our operating divisions in Georgia, Delaware, Illinois, Indiana, Maryland, Minnesota, New Jersey, Pennsylvania, Virginia and Washington D.C.; Southeast, consisting of our operating divisions in Florida and the Carolinas; Southwest, consisting of our operating divisions in Texas, Colorado and Nevada; and West, consisting of our operating divisions in California and Arizona.  In particular, we have determined that the homebuilding operating divisions within their respective reportable segments have similar economic characteristics, including similar historical and expected future long-term gross margin percentages.  In addition, our homebuilding operating divisions also share all other relevant aggregation characteristics prescribed in ASC 280, such as similar product types, production processes and methods of distribution.  During the 2015 third quarter, in connection with transition planning related to our merger with Ryland, the chief operating decision maker began evaluating the business and allocating resources based on aggregating our Arizona operating segment within

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our California reportable segment.  Our Arizona operating segment was previously reported within our Southwest reportable segment, and as such, prior periods presented have been restated to conform to our new presentation.

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

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.  Amounts accrued are based upon historical experience.  Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary.  During the years ended December 31, 2015, 2014 and 2013, we did not record any warranty adjustments.  Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.  Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Warranty accrual, beginning of the year	$13,584	$13,811	$15,514
Warranty accrual assumed with merger	25,528	―	―
Warranty costs accrued during the year	13,803	7,550	2,495
Warranty costs paid during the year	(12,224)	(7,777)	(4,198)
Warranty accrual, end of the year	$40,691	$13,584	$13,811

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

Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding.  Our Series B junior participating convertible preferred stock ("Series B Preferred Stock"), which was convertible into shares of our common stock at the holder's option, and our unvested restricted stock, are classified as participating securities in accordance with ASC 260.  Net income allocated to the holders of our Series B Preferred Stock and unvested restricted stock is calculated based on the shareholders' proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, stock appreciation rights, performance share awards and unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method, and Series B Preferred Stock and convertible debt using the if-converted method.  Under the two-class method of calculating diluted earnings per share, net income is reallocated to common stock, the Series B Preferred stock and all dilutive securities based on the contractual participating rights of the security to share in the current earnings as if all of the earnings for the period had been distributed.  In the computation of diluted earnings per share, the two-class method and if-converted method for the Series B Preferred Stock resulted in the same earnings per share amounts as the holder of the Series B Preferred Stock had the same economic rights as the holders of the common stock.

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

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014		2013
	(Dollars in thousands, except per share amounts)
Numerator:
Net income	$213,509	$215,865		$188,715
Less: Net income allocated to preferred shareholder	(32,997)	(51,650)		(57,386)
Less: Net income allocated to unvested restricted stock	(369)	(297)		(265)
Net income available to common stockholders for basic
earnings per common share	180,143	163,918		131,064
Effect of dilutive securities:
Net income allocated to preferred shareholder	32,997	51,650		57,386
Interest on 1.625% convertible senior notes due 2018	47	n/	a	n/	a
Interest on 0.25% convertible senior notes due 2019	9	n/	a	n/	a
Interest on 1.25% convertible senior notes due 2032	898	899		899
Net income available to common and preferred stock for diluted
earnings per share	$214,094	$216,467		$189,349

Denominator:
Weighted average basic common shares outstanding	71,713,747	55,737,548		50,623,649
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	13,135,814	17,562,557		22,165,311
Total weighted average common shares outstanding if preferred shares
converted to common shares	84,849,561	73,300,105		72,788,961
Effect of dilutive securities:
Share-based awards	816,459	1,256,964		1,348,571
1.625% convertible senior notes due 2018	1,804,192	n/	a	n/	a
0.25% convertible senior notes due 2019	915,985	n/	a	n/	a
1.25% convertible senior notes due 2032	6,262,570	6,262,570		6,262,570
Weighted average diluted shares outstanding	94,648,767	80,819,639		80,400,102

Income per share:
Basic	$2.51	$2.94		$2.59
Diluted	$2.26	$2.68		$2.36

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

k. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities, as reported within the accompanying consolidated statements of stockholders' equity and consolidated statements of comprehensive income.  At December 31, 2015, accumulated other comprehensive income included unrealized gains of $169,000 on available-for-sale marketable securities, offset with reclassification adjustments, which represent realized gains or losses on the sales of available-for-sale marketable securities, in the amount of $164,000.  Realized gains or losses were included in homebuilding other income (expense) in the accompanying consolidated statements of operations.  Please see Note 2.u. for discussion of other comprehensive income (loss) related to derivative instruments and hedging activities.

l. Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At December 31, 2015, cash and equivalents included $54.2 million of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

At December 31, 2015, homebuilding restricted cash represented $36.0 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued.  Financial services restricted cash as of December 31, 2015

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consisted of $17.7 million held in cash collateral accounts primarily related to certain letters of credit that have been issued, $4.0 million related to our financial services subsidiary mortgage credit facilities and $1.2 million related to funds held in trust for third parties.

m. Mortgage Loans Held for Sale

In accordance with ASC 825, mortgage loans held for sale are recorded at fair value and loan origination and related costs are recognized upon loan closing.  In addition, we recognize net interest income on loans held for sale from the date of origination through the date of disposition. We sell substantially all of the loans we originate in the secondary mortgage market, with servicing rights released on a non-recourse basis.  These sales are generally subject to our obligation to repay the gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase loans or indemnify investors for losses from borrower defaults if, among other things, the loan purchaser's underwriting guidelines are not met or there is fraud in connection with the loan.  We establish liabilities for such anticipated losses based upon, among other things, an analysis of indemnification and repurchase requests received, an estimate of potential indemnification or repurchase claims not yet received, our historical amount of indemnification payments and repurchases, and losses incurred through the disposition of affected loans.  During the years ended December 31, 2015, 2014 and 2013, we recorded loan loss expense related to indemnification and repurchase allowances of $0.3 million, $0.5 million and $0, respectively.  As of December 31, 2015 and 2014, we had indemnity and repurchase allowances related to loans sold of $3.9 million and $2.2 million, respectively, including reserves of $1.5 million assumed in the Ryland merger.

n. Mortgage Loans Held for Investment

Certain mortgage loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or to maturity.  Mortgage loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses.  Discounts, premiums, and net deferred loan origination costs and fees are amortized into income over the contractual life of the loan.  Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific allowances are established based on estimates of collateral value.  Loans are placed on non-accrual status for first trust deeds when the loan is 90 days past due and for second trust deeds when the loan is 30 days past due, and previously accrued interest is reversed from income if deemed uncollectible.  As of December 31, 2015 and 2014, we had allowances for loan losses for loans held for investment of $1.6 million and $1.5 million, respectively.

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

p. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

inventories owned if the underlying lots are purchased by us.  To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  During the years ended December 31,  2015, 2014 and 2013, our qualified assets exceeded our debt, and as a result, all of our homebuilding interest incurred during 2015, 2014 and 2013 was capitalized in accordance with ASC 835.  The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	(Dollars in thousands)

Total interest incurred (1)		$171,509		$153,695		$140,865
Less: Interest capitalized to inventories owned		(169,233)		(151,962)		(137,990)
Less: Interest capitalized to investments in unconsolidated joint ventures		(2,276)		(1,733)		(2,875)
Interest expense	$	―	$	―	$	―

Interest previously capitalized to inventories owned, included in home cost of home sales		$131,611		$119,422		$120,714
Interest previously capitalized to inventories owned, included in land cost of land sales		$7,770		$3,690		$1,064
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures	$	―		$30		$441
Interest capitalized in ending inventories owned (2)		$305,459		$275,607		$240,734
Interest capitalized as a percentage of inventories owned		5.0%		8.5%		9.5%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$2,941		$665		$4,985
Interest capitalized as a percentage of investments in unconsolidated joint ventures		2.2%		1.3%		7.5%
________________
(1)
For the year ended December 31,  2013, interest incurred included the noncash amortization of $3.6 million of interest related to the Term Loan B swap that was unwound in the 2010 fourth quarter (please see Note 2.u. "Derivative Instruments and Hedging Activities").

(2)
During the years ended December 31, 2015, 2014 and 2013, in connection with lot purchases from our joint ventures, $0, $6.0 million and $4.4 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.  In addition, during the year ended December 31, 2013, approximately $0.8 million of capitalized interest was included in other income (expense) in connection with the abandonment of a project.

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

r. Goodwill

 In accordance with ASC Topic 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on at least an annual basis through a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. During 2015, we performed an analysis of qualitative factors for potential impairment of goodwill carried and determined that no impairment existed. See Note 3 for additional information related to goodwill.

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

t. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of December 31, 2015 and 2014 were $125.3 million (including $55.5 million attributable to estimated costs for Ryland claims assumed by us in connection with the merger) and $62.8 million, respectively, which are included in accrued liabilities in the accompanying consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ from our currently estimated amounts.

u. Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815").  ASC 815 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair value. Gains and losses resulting from changes in the fair

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

value of derivatives are recognized in the consolidated statement of operations or recorded in accumulated other comprehensive income (loss), net of tax, and recognized in the consolidated statement of operations when the hedged item affects earnings, depending on the purpose of the derivative and whether the derivative qualifies for hedge accounting treatment.

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

For the year ended December 31, 2013, we recorded after-tax other comprehensive income of $2.2 million, related to interest rate swap agreements that we terminated in December 2010.  These swap agreements qualified for hedge accounting treatment prior to their termination and the related gain or loss was deferred, net of tax, in stockholders' equity as accumulated other comprehensive income (loss).  The cost associated with the early unwind of the interest rate swap agreements was amortized as a component of our interest incurred through May 2013, at which time the total cost was completely amortized.

v. Accounting for Guarantees

We account for guarantees in accordance with the provisions of ASC Topic 470, Debt ("ASC 470").  Under ASC 470, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to ASC 470 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures.  As of December 31, 2015, these guarantees included, but were not limited to, surety bond indemnities.

w. Recent Accounting Pronouncements

In January 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-04, Receivables - Troubled Debt Restructurings by Creditors ("ASU 2014-04"), which clarifies when an in-substance repossession or foreclosure of residential real estate property collateralizing a consumer mortgage loan has occurred.  By doing so, this guidance helps determine when the creditor should derecognize the loan receivable and recognize the real estate property.  For public companies, ASU 2014-04 was effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-04 on January 1, 2015 did not have an effect on our consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08").  The amendments in ASU 2014-08 change the criteria for reporting discontinued operations while enhancing disclosures in this area.  The new guidance requires expanded disclosures about discontinued operations, including more information about the assets, liabilities, income, and expenses of discontinued operations.  The new guidance also requires disclosure of the pre-tax income attributable to a disposal of a significant part of an organization that does not qualify for discontinued operations reporting.  For public companies, the amendments in ASU 2014-08 were effective prospectively for interim and annual periods beginning after December 15, 2014.  Our adoption of ASU 2014-08 on January 1, 2015 did not have an effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a result, for public companies, ASU 2014-09 will be effective for interim and annual reporting periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted. We are currently evaluating the impact the adoption will have on our consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"), which requires

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  Our adoption of ASU 2014-15 is not expected to have a material effect on our consolidated financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 were effective for interim and annual periods beginning after December 15, 2015.  Our adoption of ASU 2015-02 is not expected to have a material effect on our consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The amendments in ASU 2015-03 are effective for interim and annual periods beginning after December 15, 2015.  Early adoption was permitted.  We early adopted ASU 2015-03 and as a result, we reclassified debt issuance costs associated with our senior notes payable or other project debt as an offset to the carrying amount of our debt.  The costs associated with our credit facilities remain classified in homebuilding other assets in the accompanying consolidated balance sheets.  ASU 2015-03 was retrospectively applied to all periods presented resulting in a reclassification as of December 31, 2015 and 2014 of debt issuance costs totaling $16.9 million and $22.8 million, respectively, to the carrying amount of our debt.
In August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements — Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting ("ASU 2015-15"), which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03.  In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  Our adoption of ASU 2015-15 on December 31, 2015 did not have a material effect on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16").  ASU 2015-16 eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date.  ASU 2015-16 is effective for interim and annual periods beginning after December 15, 2015.  Our adoption of ASU 2015-16 is not expected to have a material effect on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes ("ASU 2015-17").  ASU 2015-17 eliminates the requirement to bifurcate Deferred Taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet.  The amendments for ASU-2015-17 could be applied retrospectively or prospectively and early adoption is permitted.  Our adoption of ASU 2015-03 on December 31, 2015 did not have an effect on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01").  ASU 2016-01 modifies how entities measure equity

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception.  A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC Topic 820, Fair Value Measurements, and as such these investments may be measured at cost.  ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017.  Our adoption of ASU 2016-01 is not expected to have a material effect on our consolidated financial statements.

3. Business Acquisitions

Effective October 1, 2015, pursuant to the terms and conditions of the Amended and Restated Agreement and Plan of Merger, dated as of June 14, 2015 (the "Merger Agreement"), between Standard Pacific and Ryland, Ryland merged with and into Standard Pacific (the "Merger"), with Standard Pacific continuing as the surviving corporation.  At the same time: (i) Standard Pacific changed its name to "CalAtlantic Group, Inc." ("the Company") and effected a reverse stock split such that each five shares of common stock of Standard Pacific issued and outstanding immediately prior to the closing of the Merger were combined and converted into one issued and outstanding share of common stock of the Company ("Common Stock"), (ii) MP CA Homes, LLC ("MatlinPatterson"), the sole owner of the Company's outstanding Series B Preferred Stock, converted all of its preferred stock to Common Stock, and (iii) each outstanding share of Ryland common stock, stock options and restricted stock units were converted into the right to receive, or the option to acquire, as applicable, 1.0191 shares of Common Stock.  Cash was paid in lieu of all fractional shares.

The following table summarizes the components of Common Stock outstanding immediately following the Merger as of October 1, 2015:

	As of	Split/Exchange	As Adjusted
	October 1, 2015	Ratio	October 1, 2015

Common Stock - Standard Pacific	277,220,324	5	55,444,065
Common Stock - Ryland	46,856,558	1.0191	47,751,518
Accelerated Vesting of Ryland Equity Awards	234,751	1.0191	239,235
Preferred Stock - Standard Pacific	87,812,786	5	17,562,557
Fractional Shares Paid Out	―		(1,041)
Total	412,124,419		120,996,334

Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, ("ASC 805") Standard Pacific was determined to be the acquirer for accounting purposes.  Under FASB ASC Topic 805, Standard Pacific is treated as having acquired Ryland in an all-stock transaction for an estimated total purchase price of approximately $2.0 billion.  The calculation of the total purchase price is based on the outstanding shares of Ryland Common Stock as of the acquisition date multiplied by the 1.0191 exchange ratio and multiplied by the Company's split-adjusted share price of $40.46 on the date of acquisition.  The purchase price also includes $30.6 million of consideration representing the fair value of replacement equity awards attributable to service prior to the closing of the Merger.  The total purchase price is calculated as follows (dollars in thousands, except per share amounts):

Number of shares of CalAtlantic common stock issued to Ryland shareholders	47,989,812
Opening price per share of CalAtlantic common stock	$40.46
Consideration attributable to common stock	1,941,668
Consideration attributable to CalAtlantic equity awards in exchange
for Ryland equity awards	30,616
Total purchase price	$1,972,284

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated total purchase price was preliminarily allocated to Ryland's assets and liabilities based upon fair values as determined by the Company, as follows (in thousands):

Cash and cash equivalents	$268,517
Inventories	2,404,765
Investments in unconsolidated joint ventures	13,821
Deferred income taxes	158,407
Homebuilding other assets	76,857
Financial services assets, excluding cash	144,889
Goodwill	933,360
Total assets	4,000,616
Accounts payable and accrued liabilities	(496,125)
Secured project debt and other notes payables	(22,213)
Senior notes payable	(1,385,375)
Financial services liabilities	(124,619)
Total purchase price	$1,972,284

The purchase price accounting reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805). The measurement period remains open pending the completion of valuation procedures related to the acquired assets and assumed liabilities. The $933.4 million allocated to goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes.  As of the end of the period covered by this annual report on Form 10-K, we have not yet finalized the allocation of goodwill to our reporting units.

Ryland's results of operations, which include homebuilding revenues of $772.3 million and net income of $1.8 million, are included in the accompanying consolidated statements of operations for the period of October 1, 2015 through December 31, 2015. Net income includes adjustments for amortization expense of the acquired intangible assets, inventory step-up and restructuring expenses.

The following presents summarized unaudited supplemental pro forma operating results as if Ryland had been included in the Company's Consolidated Statements of Operations as of the beginning of the fiscal years presented.

	Year Ended December 31,
	2015	2014
	(Dollars in thousands, except per share amounts)

Home sale revenues	$5,280,297	$4,922,721
Net income	$321,239	$387,123
Income per share:
Basic	$2.65	$3.19
Diluted	$2.32	$2.80

The supplemental pro forma operating results have been determined after adjusting the operating results of Ryland to reflect additional amortization that would have been recorded assuming the fair value adjustment to intangible assets had been applied beginning January 1, 2014. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition and integration expenses related to the Merger comprised of the following:

Year Ended
December 31, 2015
(Dollars in thousands)

Severance and personnel costs	$38,970
Professional service, real estate related, and other expenses	13,066
Total	$52,036

The acquisition and integration costs are expensed as incurred and are presented in other income (expense) within the accompanying consolidated statements of operations.

4. Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes.  In accordance with the aggregation criteria defined in ASC 280, our homebuilding operating segments have been grouped into four reportable segments: North, consisting of our operating divisions in Georgia, Delaware, Illinois, Indiana, Maryland, Minnesota, New Jersey, Pennsylvania, Virginia and Washington D.C.; Southeast, consisting of our operating divisions in Florida and the Carolinas; Southwest, consisting of our operating divisions in Texas, Colorado and Nevada; and West, consisting of our operating divisions in California and Arizona.

Our mortgage financing operation provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title services operation provides title examinations for our homebuyers in most of our operating divisions.  Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under "Financial Services."

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

Segment financial information relating to the Company's homebuilding operations was as follows:

	Year Ended December 31,
	2015	2014			2013
	(Dollars in thousands)
Homebuilding revenues:
North	$262,988	$	n/	a	$	n/	a
Southeast	988,773		672,776			496,070
Southwest	889,496		495,008			339,852
West	1,355,154		1,243,394			1,078,687
Total homebuilding revenues	$3,496,411		$2,411,178			$1,914,609

Homebuilding pretax income:
North	$5,556	$	n/	a	$	n/	a
Southeast	69,726		66,232			38,672
Southwest	70,851		48,958			33,119
West	179,417		224,931			174,478
Total homebuilding pretax income	$325,550		$340,121			$246,269

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information relating to the Company's homebuilding assets was as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Homebuilding assets:
North	$732,689	$	n/	a
Southeast	1,766,241		1,060,343
Southwest	1,470,654		624,765
West	2,357,597		1,744,308
Corporate (1)	1,594,175		494,920
Total homebuilding assets	$7,921,356		$3,924,336
________________
(1)
The assets in our Corporate Segment include cash and cash equivalents and our deferred tax asset and, for 2015, goodwill recorded in connection with the merger with Ryland.  As of the end of the period covered by this annual report on Form 10-K, we have not yet finalized the allocation of goodwill to our reporting units.

5.  Marketable Securities, Available-for-sale

The Company's investment portfolio includes mainly municipal debt securities and metropolitan district bond securities, which are included in homebuilding other assets in the accompanying consolidated balance sheets. As defined in ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), the Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at their fair values. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments are included in accumulated other comprehensive income (loss), net within the accompanying consolidated statement of stockholders' equity.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2015, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the year ended December 31, 2015, net realized earnings associated with the Company's investment portfolio, which included interest, dividends and net realized gains on sales of marketable securities, totaled $164,000.  These earnings were included in other income (expense) within the accompanying consolidated statements of operations.  Realized gains or losses on the sales of marketable securities were included as reclassification adjustments, which are a component of other comprehensive income. See Note 2.k. for further discussion.

The primary objectives of the Company's investment portfolio are safety of principal and liquidity.  Investments are made with the purpose of achieving the highest rate of return consistent with these two objectives. The Company's investment policy limits investments to debt rated investment grade or better, as well as to bank and money market instruments and to issues by the U.S. government, U.S. government agencies and municipal or other institutions primarily with investment‑grade credit ratings. Our policy places restrictions on maturities, as well as on concentration by type and issuer.

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(Dollars in thousands)
Type of security:
Municipal bond and metropolitan district securities	$19,439	$5	$19,444

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

December 31, 2015
(Dollars in thousands)
Contractual maturity:
Maturing in one year or less	$ ―
Maturing after three years	19,444
Total marketable securities, available-for-sale	$19,444

6. Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	December 31, 2015
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development	$370,584	$1,169,350	$687,792	$1,318,563	$3,546,289
Homes completed and under construction	266,967	464,668	599,183	708,779	2,039,597
Model homes	66,100	119,283	113,549	185,141	484,073
Total inventories owned	$703,651	$1,753,301	$1,400,524	$2,212,483	$6,069,959

	December 31, 2014
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development	n/a	$722,166	$339,625	$1,186,498	$2,248,289
Homes completed and under construction	n/a	258,132	223,032	346,448	827,612
Model homes	n/a	53,103	36,199	90,001	179,303
Total inventories owned	n/a	$1,033,401	$598,856	$1,622,947	$3,255,204

In accordance with ASC 360, we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of December 31, 2015, 2014 and 2013, the total active and future projects that we owned were 903, 368 and 343, respectively.  During the years ended December 31, 2015, 2014 and 2013, we reviewed all projects for indicators of impairment and based on our review, we did not record any inventory impairments during these periods.

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

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	December 31,
	2015	2014
	(Dollars in thousands)

Land purchase and lot option deposits	$82,693	$47,472
Other lot option contracts, net of deposits	553	37,681
Total inventories not owned	$83,246	$85,153

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other lot option contracts include $0.6 million and $3.1 million, respectively, as of December 31, 2015 and 2014, of purchase price allocated in connection with a business acquisition during the 2013 third quarter, and $27.0 million as of December 31, 2014 related to a land purchase contract where we made a significant deposit and as a result we were deemed to be economically compelled to purchase the land.  Also, as of December 31, 2015 and 2014, we had consolidated $0 and $7.6 million, respectively, within other lot option contracts (with a corresponding increase in accrued liabilities) related to land option and purchase contracts where we were deemed to be the primary beneficiary of a VIE.

7. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Year December 31,
	2015	2014	2013
	(Dollars in thousands)
	(Unaudited)

Revenues	$43,806	$39,898	$32,546
Cost of sales and expenses	(33,587)	(47,519)	(30,465)
Income (loss) of unconsolidated joint ventures	$10,219	$(7,621)	$2,081
Income (loss) from unconsolidated joint ventures reflected in the
accompanying consolidated statements of operations	$1,966	$(668)	$949

Income (loss) from unconsolidated joint ventures reflected in the accompanying consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to be constructed to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the years ended December 31, 2015, 2014 and 2013, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our California joint ventures, which was allocated based on the provisions of the underlying joint venture operating agreements.

During the years ended December 31, 2015, 2014 and 2013, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the years ended December 31, 2015, 2014 or 2013.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	December 31,
	2015	2014
	(Dollars in thousands)
	(Unaudited)
Assets:
Cash	$34,893	$29,472
Inventories	510,502	197,727
Other assets	14,540	10,372
Total assets	$559,935	$237,571

Liabilities and Equity:
Accounts payable and accrued liabilities	$26,571	$16,173
Bank debt	33,704	30,000
CalAtlantic equity	130,750	54,347
Other Members' equity	368,910	137,051
Total liabilities and equity	$559,935	$237,571

Investments in unconsolidated joint ventures reflected in
the accompanying consolidated balance sheets	$132,763	$50,111

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of December 31, 2015 and 2014, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $2.9 million and $0.7 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of December 31, 2015 and 2014, respectively, which capitalized interest is not included in the combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of December 31, 2015, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs, or, if they were a VIE, we were not deemed to be the primary beneficiary.

8. Homebuilding Indebtedness

a. Letter of Credit Facilities

As of December 31, 2015, in addition to our $350 million letter of credit sublimit under our revolving credit facility, we were party to four committed letter of credit facilities totaling $48 million, of which $33.8 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2016 to October 2017.  As of December 31, 2015, these facilities were secured by cash collateral deposits of $34.5 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Senior Notes Payable

Senior notes payable, consist of the following at:

	December 31,
	2015		2014
	(Dollars in thousands)
7% Senior Notes due August 2015	$	―	$29,771
10.75% Senior Notes due September 2016		275,845	270,474
8.4 % Senior Notes due May 2017		248,975	―
8.375% Senior Notes due May 2018		574,058	573,596
1.625% Convertible Senior Notes due May 2018		301,754	―
0.25% Convertible Senior Notes due June 2019		248,098	―
6.625% Senior Notes due May 2020		325,882	―
8.375% Senior Notes due January 2021		394,152	393,093
6.25% Senior Notes due December 2021		297,148	296,673
5.375% Senior Notes due October 2022		249,096	―
5.875% Senior Notes due November 2024		296,598	296,230
1.25% Convertible Senior Notes due August 2032		250,410	248,775
		$3,462,016	$2,108,612

The senior note balances above reflect the Company's adoption of ASU 2015-03, as described in Note 2.w.  Debt issuance costs that were deducted from the carrying amounts of the senior notes totaled $16.9 million at December 31, 2015. The carrying amount of the senior notes listed above are net of any discounts and premiums that are amortized to interest costs over the respective terms of the notes.

The Company's 1.625% Convertible Senior Notes due 2018 (the "1.625% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The 1.625% Convertible Notes bear interest at a rate of 1.625% per year and will mature on May 15, 2018, unless earlier converted or repurchased.  The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8207 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.43 per share), subject to adjustment.  The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 (the "0.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The 0.25% Convertible Notes bear interest at a rate of 0.25% per year and will mature on June 1, 2019, unless earlier converted, redeemed or repurchased.  The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.5886 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.59 per share), subject to adjustment.  The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017.  On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day.  The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 (the "1.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  The 1.25% Convertible Notes bear interest at a rate of 1.25% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased.  The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.7787 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.36 per share), subject to adjustment.  The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017.  On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25%

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.

Our senior notes payable are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our Convertible Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants.  Our 2016 Notes contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends, stock repurchases and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indenture).  As of December 31, 2015, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the "Guarantor Subsidiaries") guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  The indentures further provide that a Guarantor Subsidiary will be released and relieved of any obligations under its note guarantee in the event (i) of a sale or other disposition (whether by merger, stock purchase, asset sale or otherwise) of a Guarantor Subsidiary to an entity which is not CalAtlantic Group, Inc. or a Guarantor Subsidiary; (ii) the requirements for legal defeasance or covenant defeasance have been satisfied; (iii) a Guarantor Subsidiary ceases to be a restricted subsidiary as the result of the Company owning less than 80% of such Guarantor Subsidiary; (iv) a Guarantor Subsidiary ceases to guarantee all other public notes of the Company; or (v) a Guarantor Subsidiary is designated as an Unrestricted Subsidiary under the indentures for covenant purposes.  Please see Note 18 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

We repaid the remaining $29.8 million principal balance of our 7% Senior Notes upon maturity in August 2015.

c. Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At December 31, 2015 and 2014, we had approximately $25.7 million and $4.7 million, outstanding, respectively, in secured project debt and other notes payable.

d. Borrowings and Maturities

The principal amount of maturities of senior and convertible senior notes payable, and secured project debt and other notes payable are as follows:

Year Ended December 31,
(Dollars in thousands)

2016	$302,856
2017	231,171
2018	801,136
2019	268,020
2020	300,000
Thereafter	1,503,000
Total principal amount	3,406,183
Less: Net (discount) premium	98,399
Less: Debt issuance costs	(16,883)
Total homebuilding debt	$3,487,699

The weighted average interest rate of our borrowings outstanding under our revolving credit facility, senior and convertible senior notes payable, secured project debt and other notes payable as of December 31, 2015, 2014 and 2013, was 6.1%, 7.2%, and 7.4%, respectively.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

e. Revolving Credit Facility

In October 2015, the Company entered into a new credit agreement that provides for total lending commitments of $750 million, $350 million of which is available for letters of credit.  It also has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate LIBOR (approximately 0.43% at December 31, 2015) plus 1.75% or Prime (3.50% at December 31, 2015) plus 0.75%.  The facility matures on October 5, 2019.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant which limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  The new facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On December 31, 2015, no borrowings were outstanding and the Company had outstanding letters of credit issued under the new facility totaling $118.9 million, leaving $631.1 million available under the new facility to be drawn.

9. Preferred Stock
Prior to the Merger, MatlinPatterson held all of the outstanding shares of Company Series B Preferred Stock and 126.4 million shares of Common Stock, which, together, represented approximately 59% of the total number of shares of Company common stock issued and outstanding on an if-converted basis.  Immediately following the Merger, after giving effect to the 1-for-5 reverse stock split, MatlinPatterson converted all of their shares of preferred stock into 17.6 million shares of Common Stock.  As of December 31, 2015, MatlinPatterson held 42.8 million shares (approximately 35%) of the Company's outstanding Common Stock and no shares of preferred stock.

10. Mortgage Credit Facilities

At December 31, 2015, we had $303.4 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consisted of a $200 million repurchase facility ($25 million committed and $175 million uncommitted), maturing in June 2016, and a $100 million repurchase facility, maturing in January 2016, both with the same lender.  These two facilities were replaced in January 2016 with a $200 million uncommitted repurchase facility with the same lender.  This new facility matures in January 2017.  In addition, our mortgage subsidiary has a $100 million repurchase facility, maturing in April 2016, with another lender.  These facilities require our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $4.0 million as of December 31, 2015, and also contain financial covenants which require our mortgage financing subsidiary, CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2015, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in these facilities.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Disclosures about Fair Value
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
The following table presents the Company's financial instruments measured at fair value on a recurring basis:

		Fair Value at December 31,
Description	Fair Value Hierarchy	2015	2014
		(Dollars in thousands)

Marketable securities, available-for-sale
Municipal debt securities	Level 2	$9,734	$	―
Metropolitan district bond securities	Level 3	$9,710	$	―
Mortgage loans held for sale	Level 2	$328,835		$176,511

Marketable Securities, Available-for-sale

Marketable securities that are available-for-sale are comprised mainly of municipal debt securities and metropolitan district bond securities.  The Company's municipal debt securities are valued based on quoted market prices of similar instruments and the metropolitan district bond securities are based on a discounted future cash flow model, which uses Level 3 inputs.  The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as they drive increases to the taxpaying base for the metro district, (2) the forecasted assessed value of those closed homes and (3) the discount rate.  As of December 31, 2015, the unobservable inputs to the cash flow model used to determine the fair value of the metropolitan district bond securities included an average selling price of homes of approximately $400 thousand and discount rates ranging from 5% to 12%. An increase in the average selling price or decrease in the discount rate would result in an increase the fair value of these securities, while a decrease in the average selling price or increase in the discount rate would result in an increase in the fair value.

Mortgage loans held for sale

Mortgage loans held for sale consist of FHA, VA, USDA and agency first mortgages on single-family residences which are eligible for sale to FNMA/FHLMC, GNMA or other investors, as applicable.  Fair values of these loans are based on quoted prices from third party investors when preselling loans.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC 825:

		December 31, 2015		December 31, 2014
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$22,704	$22,704	$14,380	$14,380
Homebuilding liabilities:
Senior and convertible senior notes payable, net	Level 2	$3,462,016	$3,675,276	$2,108,612	$2,337,839

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

The fair value of our cash and equivalents, restricted cash, trade and other receivables, accounts payable and other liabilities, secured project debt and other notes payable, and mortgage credit facilities approximate their carrying amounts due to the short-term nature of these assets and liabilities.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2015, we had non-refundable cash deposits outstanding of approximately $74.1 million and capitalized pre-acquisition and other development and construction costs of approximately $8.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $773.2 million.

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

b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of December 31, 2015, we held membership interests in 25 homebuilding and land development joint ventures, of which 13 were active and 12 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $33.7 million.  This joint venture bank

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

debt is non-recourse to us, with $30.0 million scheduled to mature in June 2016 and $3.7 million scheduled to mature in May 2018.  At December 31, 2015, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At December 31, 2015, we had approximately $804.3 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $465.1 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  CalAtlantic Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $297.0 million at December 31, 2015 and carried a weighted average interest rate of approximately 4.1%.  Interest rate risks related to these obligations are mitigated through the preselling of loans to investors or through its interest rate hedging program.  As of December 31, 2015, CalAtlantic Mortgage had approximately $196.0 million in closed mortgage loans held for sale and $18.3 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and completion of the investors' administrative review of the applicable loan documents.  In addition, as of December 31, 2015, CalAtlantic Mortgage had approximately $123.0 million in closed mortgage loans held for sale and $275.4 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

Substantially all of the loans originated by CalAtlantic Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to CalAtlantic Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  As of December 31, 2015, we had incurred an aggregate of $10.9 million in losses related to loan repurchases and make-whole payments we had been required to make on the $10.1 billion total dollar value of the loans we originated from the beginning of 2004 through the end of 2015.  During the years ended December 31, 2015, 2014 and 2013, CalAtlantic Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.3 million, $0.5 million and $0, respectively.  As of December 31, 2015, CalAtlantic Mortgage had indemnity and repurchase allowances related to loans sold of approximately $3.9 million.  In addition, during the years ended December 31, 2015, 2014 and 2013, CalAtlantic Mortgage made make-whole payments totaling approximately $0.1 million related to three loans, $0.5 million related to 12 loans and $0.8 million related to nine loans, respectively.

e. Insurance and Litigation Accruals

We are involved in various litigation and legal claims arising in the ordinary course of business and have established insurance and litigation accruals for estimated future claim costs (please see Note 2.t. for further discussion).

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f. Operating Leases

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases having an initial term in excess of one year as of December 31, 2015 are as follows:

Year Ended December 31,
(Dollars in thousands)

2016	$8,926
2017	8,006
2018	5,887
2019	4,013
2020	2,047
Thereafter	585
Total rental obligations	$29,464

Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2015, 2014 and 2013 was approximately $6.5 million, $4.4 million and $3.8 million, respectively.

13. Income Taxes

The (provision) benefit for income taxes includes the following components:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current (provision) benefit for income taxes:
Federal	$(83,541)	$(28,942)	$11,766
State	(6,803)	(6,159)	(1,880)
	(90,344)	(35,101)	9,886
Deferred (provision) benefit for income taxes:
Federal	(24,395)	(84,704)	(56,752)
State	(14,241)	(14,294)	(22,117)
	(38,636)	(98,998)	(78,869)
(Provision) benefit for income taxes	$(128,980)	$(134,099)	$(68,983)

The components of our net deferred income tax asset are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)

Inventory valuation adjustments	$98,141	$84,443
Financial accruals	129,120	39,653
Federal net operating loss carryforwards	97,507	102,971
State net operating loss carryforwards	60,739	40,731
Tax credit carryforwards	1,246	4,428
Goodwill impairment charges	4,287	7,150
Other, net	6,310	(413)
Total deferred tax asset	397,350	278,963
Less: Valuation allowance	(1,156)	(2,561)
Net deferred tax asset	$396,194	$276,402

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

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, we had a $397.4 million deferred tax asset which was partially offset by a deferred tax asset valuation allowance of $1.2 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  In addition, as of such date, $112.6 million (or approximately $278.6 million and $263.1 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to the Internal Revenue Code Section 382 ("Section 382") gross annual deduction limitation of $15.6 million for both federal and state purposes.  The remaining $45.6 million represents state net operating loss carryfowards that are not limited by Section 382.  Our gross federal and state net operating loss carryforwards of approximately $278.6 million and $1.2 billion, respectively, if unused, will begin to expire in 2028 and 2016, respectively.  The remaining deferred tax asset represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.

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

Our 2015 provision for income taxes was $129.0 million related primarily to our $342.5 million of pretax income.  The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Income before taxes	$342,489	$349,964	$257,698
(Provision) benefit for income taxes at federal statutory rate	$(119,871)	$(122,488)	$(90,194)
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	(11,680)	(12,961)	(9,426)
Net deferred tax asset valuation (allowance) benefit	1,405	2,030	13,115
(Increases) decreases in liability for unrecognized tax benefits	(1,611)	(1,605)	16,105
Nondeductible expenses and credits	(2,164)	―	―
Domestic production activities deduction	6,150	1,562	―
Other, net	(1,209)	(637)	1,417
(Provision) benefit for income taxes	$(128,980)	$(134,099)	$(68,983)
Effective tax rate	37.7%	38.3%	26.8%

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015, our liability for unrecognized tax benefits was $10.6 million, of which $6.9 million, if recognized, would affect our effective tax rate.  Our liabilities for unrecognized tax benefits are included in accrued liabilities on the accompanying consolidated balance sheets.  We classify estimated interest expense and penalties related to unrecognized tax benefits in our provision for income taxes. As of December 31, 2015, accrued interest and penalties related to unrecognized tax benefits was $1.3 million, of which $1.0 million was assumed in connection with the Merger.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding accrued interest, is as follows:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)

Balance, beginning of the year	$2,536	$472
Assumed with Ryland merger	6,182	―
Changes based on tax positions related to the current year	2,060	1,567
Changes for tax position in prior years	―	497
Reductions due to lapse of statute of limitations	(147)	―
Settlements	―	―
Balance, end of the year	$10,631	$2,536

We do not expect a significant change in the liability for unrecognized tax benefits during the next twelve months.  In addition, as of December 31, 2015, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2010 through 2015.

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

During the years ended December 31, 2015, 2014 and 2013, we granted 2.2 million, 1.3 million and 1.3 million capped stock appreciation rights, respectively, to our officers and key employees.  The 2015 and 2014 capped stock appreciation rights have a grant price equal to the Company's common stock closing price on the issuance date, with the value per share of the award capped at $20.00 above the grant price, and the 2013 capped stock appreciation rights have a grant price equal to the Company's common stock closing price on the issuance date, with the value per share of the award capped at the difference between $60.00 and the grant price.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option and stock appreciation rights activity relating to our three plans on a combined basis for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	4,418,308	$29.19	3,956,373	$27.70	3,723,276	$21.05
Granted	2,167,150	34.32	1,303,054	39.50	1,252,320	42.00
Exercised	(1,287,216)	14.17	(524,185)	18.20	(895,865)	17.75
Canceled	(397,625)	48.61	(316,934)	71.20	(123,359)	43.95

Outstanding, end of year	4,900,617	$33.83	4,418,308	$29.19	3,956,373	$27.70

Exercisable at end of year	2,554,114	$28.90	1,952,477	$19.90	1,947,313	$21.40

Available for future grant	9,061,407		10,246,013		2,794,218

At December 31, 2015, 4,696,072 stock options and stock appreciation rights were vested or expected to vest in the future with a weighted average exercise price of $33.48 and a weighted average expected life of 2.7 years.  During the years ended December 31, 2015, 2014 and 2013, the total fair value of stock options and stock appreciation rights vested was $5.0 million, $2.5 million and $3.0 million, respectively.  The total intrinsic value of stock options and stock appreciation rights exercised during the years ended December 31, 2015, 2014 and 2013 was $37.5 million, $12.6 million and $23.0 million, respectively.  The intrinsic value of options exercised is the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price.

The following table summarizes information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2015:

Outstanding					Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$3.35	$21.45	1,680,292	$19.52	1.69	1,406,292	$19.52
$28.35	$41.16	1,212,111	$38.83	3.99	280,230	$38.83
$41.95	$46.45	2,008,214	$42.77	2.89	867,592	$42.77

As of December 31, 2015, the total intrinsic value of stock options and stock appreciation rights outstanding was $31.6 million, of which $26.8 million related to stock options and stock appreciation rights exercisable, and the total intrinsic value of stock options and stock appreciation rights vested and expected to vest in the future was $31.6 million.  The intrinsic value of these stock options and stock appreciation rights outstanding, is the difference between the fair market value of the Company's common stock on the last trading day of fiscal 2015 and the exercise price.

The fair value of each stock option and stock appreciation right granted during each of the three years ended December 31, 2015, 2014 and 2013 was estimated using the following weighted average assumptions:

	2015	2014	2013

Dividend yield	0.00%	0.00%	0.00%
Expected volatility	40.89%	48.44%	57.70%
Risk-free interest rate	0.93%	0.95%	0.36%
Expected life	3.5 years	3.5 years	3.5 years

Based on the above assumptions, the weighted average per share fair value of stock options and stock appreciation rights granted during the years ended December 31, 2015, 2014 and 2013, was $5.30, $4.95 and $4.30, respectively.

Restricted Stock Awards.  During the years ended December 31, 2015, 2014 and 2013, we issued shares of restricted common stock to our officers and key employees which vest in three equal installments on each of the first three

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

anniversaries of the issuance date.  Compensation expense for these awards is being recognized using the straight-line method over the vesting period.

The following is a summary of unvested restricted stock activity for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	154,143	$37.55	107,706	$33.60	68,890	$21.55
Granted	133,616	41.89	94,590	39.20	63,529	41.95
Vested	(82,293)	35.75	(42,310)	31.60	(22,964)	21.55
Canceled	(10,439)	41.26	(5,843)	33.65	(1,748)	21.45
Outstanding, end of year	195,027	$41.08	154,143	$37.55	107,706	$33.60

Performance Share Awards.  During the years ended December 31, 2015, 2014 and 2013, we granted performance share awards to our officers and key employees for which the number of performance share awards ultimately issued will be based on the Company's actual earnings per share.  The 2015 awards ("2015 PSAs") include payouts at 1-3 times the target number of shares based on actual cumulative earnings per share for the years 2015-2017, subject to a minimum earnings per share threshold.  The 2013 awards ("2013 PSAs") and the 2014 awards ("2014 PSAs") include payouts at 1-4 times the target number of shares based on actual earnings per share for the years ended December 31, 2015 (with respect to the 2013 PSAs) and 2016 (with respect to the 2014 PSAs), subject to a minimum earnings per share threshold.  We evaluate the probability of achieving earnings per share targets established under each of the performance share awards quarterly and estimate the number of shares underlying the performance share awards that are probable of being issued.  Compensation expense for these awards is being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued.  As of December 31, 2015, the unamortized compensation cost related to the 2015 PSAs, 2014 PSAs and 2013 PSAs considered probable of being issued was $0.9 million, $0.5 million and $0.1 million, expected to be recognized over a weighted average period of 2.2 years, 1.2 years and 0.2 years, respectively.  Additionally, during the years ended December 31, 2015, we granted performance share awards to our officers and key employees for which the number of performance share awards ultimately issued will be based on the Company's relative total shareholder return ("TSR") performance over a three-year period from 2015-2017 ("2015 TSR PSAs") and 2014-2016 ("2014 TSR PSAs"), in comparison to the TSR performance of a comparative peer group selected by our Compensation Committee.  The 2015 TSR PSAs include payouts at 1-3 times the target number of shares based on actual TSR performance, and the 2014 TSR PSAs include payouts at 1-4 times the target number of shares based on actual TSR performance, both subject to minimum TSR thresholds.  Compensation expense for these awards is being recognized using the straight-line method over the requisite service period.  As of December 31, 2015, the unamortized compensation cost related to the 2015 TSR PSAs and 2014 TSR PSAs was $0.9 million and $0.5 million, expected to be recognized over a weighted average period of 2.2 years and 1.2 years, respectively.

The following is a summary of performance share award activity for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	166,031	$36.20	120,448	$29.05	81,002	$21.45
Granted	348,756	30.46	45,583	55.05	44,691	41.95
Vested	(316,028)	22.68	―	―	―	―
Canceled	―	―	―	―	(5,245)	21.45
Outstanding, end of year	198,759	$47.63	166,031	$36.20	120,448	$29.05

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Stock-Based Awards.  During the years ended December 31, 2015, 2014 and 2013, we issued 13,498 shares, 12,174 shares and 9,454 shares, respectively, of unrestricted common stock to our independent directors (excluding directors appointed by MatlinPatterson who did not receive any stock awards).

Total compensation expense recognized related to stock-based compensation was as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)

Stock options and stock appreciation rights	$8,709	$3,618	$3,875
Unrestricted stock grants	555	480	400
Restricted stock grants	3,261	1,842	1,073
Performance share awards	3,099	2,529	3,667
Total	$15,624	$8,469	$9,015

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of December 31,
	2015		2014		2013
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)

Unvested stock options and stock appreciation rights	$7,216	2.1 years	$6,777	2.1 years	$5,260	1.9 years
Unvested restricted stock grants	5,850	2.1 years	4,090	2.1 years	2,473	2.0 years
Unvested performance share awards	5,117	2.0 years	3,267	1.7 years	7,320	1.8 years
Total unrecognized compensation expense	$18,183	2.0 years	$14,134	2.0 years	$15,053	1.9 years

b. Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code.  Each employee may elect to make before-tax contributions up to the current tax limits.  The Company matches employee contributions up to $5,000 per employee per year.  The Company provides this plan to help its employees save a portion of their cash compensation for retirement in a tax efficient environment.  Our contributions to the plan for the years ended December 31, 2015, 2014 and 2013, were $4.7 million, $3.6 million and $2.8 million, respectively.

15. Stockholder Rights Plan

On October 30, 2014, we entered into Amendment No. 1 to Amended and Restated Rights Agreement ("Amendment No. 1") with Computershare Inc. (as successor in interest to Mellon Investor Services LLC), as Rights Agent, which amended our Amended and Restated Rights Agreement, dated as of December 20, 2011, (the "Rights Agreement").  The Rights Agreement and the rights issued thereunder were scheduled to expire on December 31, 2015.  Amendment No. 1 extended the expiration date of each right issued pursuant to the Rights Agreement to December 31, 2017, revised the definition of beneficial ownership to capture ownership through derivative contracts and contained certain other clarifying and technical amendments.  The Rights Agreement amended and restated in its entirety the Company's rights agreement, which had been effective since December 31, 2001 (as in effect prior to December 20, 2011, the "Original Rights Agreement").  Under the Original Rights Agreement, one preferred stock purchase right was granted for each share of outstanding common stock of CalAtlantic payable to holders of record on December 31, 2001, and all subsequently issued shares of our common stock.  Each right entitles the holder, in certain situations where a person acquires beneficial ownership of 15% or more of our common stock, as described in the Rights Agreement, and upon paying the exercise price (currently $100.00), to purchase common stock or other securities having a market value equal to two times the exercise price.  Also, after any such acquisition of 15% of our common stock, if we merge with another corporation, or if 50% or more of our assets are sold, the rights holders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring party at a 50% discount from the then-current market value.  In either situation, the rights are not exercisable by the acquiring party.  Until the occurrence of certain events described in the Rights Agreement, the rights may be terminated at any time or redeemed at the rate of $0.005 per right and the Rights Agreement amended by CalAtlantic's Board of Directors including, if it believes a

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proposed acquisition to be in the best interests of our stockholders.  As provided in the Original Rights Agreement, under the Rights Agreement, MP CA Homes, LLC and its affiliates generally will not be deemed an acquiring party under the Rights Agreement.  The rights will expire on December 31, 2017, unless earlier terminated, redeemed or exchanged.  Initially the rights trade with our common stock and are not exercisable, however, if the rights are separated from the common shares, the rights expire three years from the date of such separation.

16. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2015:
Revenues	$475,671	$707,044	$659,200	$1,698,198	$3,540,113
Homebuilding gross margin	$114,105	$171,941	$159,756	$330,669	$776,471
Net income	$31,605	$57,198	$47,177	$77,529	$213,509
Basic income per common share	$0.45	$0.80	$0.65	$0.64	$2.51
Diluted income per common share	$0.40	$0.70	$0.59	$0.56	$2.26

2014:
Revenues	$465,381	$598,850	$611,323	$760,944	$2,436,498
Homebuilding gross margin	$118,950	$157,940	$159,060	$182,433	$618,383
Net income	$38,159	$56,463	$56,599	$64,644	$215,865
Basic income per common share	$0.50	$0.75	$0.77	$0.88	$2.94
Diluted income per common share	$0.45	$0.70	$0.70	$0.80	$2.68
________________
(1)	Per share amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

17. Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows:

	Year Ended December 31,
	2015	2014		2013
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$180,536		$141,527		$128,061
Income taxes	$81,949		$7,297		$3,792

Supplemental Disclosure of Noncash Activities:
Increase in assets in connection with merger	$2,798,739	$	―	$	―
Liabilities assumed in connection with business combinations	$2,028,332		$3,659		$4,983
Changes in inventories not owned	$34,589		$14,074		$1,171
Changes in liabilities from inventories not owned	$17,099		$14,074		$1,171

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 8.b. "Senior Notes Payable").  Presented below are the consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,234,750	$1,500,676	$787,707	$(26,722)	$3,496,411
Cost of sales	(989,834)	(1,194,605)	(562,223)	26,722	(2,719,940)
Gross margin	244,916	306,071	225,484	―	776,471
Selling, general and administrative expenses	(145,458)	(185,779)	(59,473)	―	(390,710)
Income (loss) from unconsolidated joint ventures	540	269	1,157	―	1,966
Equity income of subsidiaries	201,261	―	―	(201,261)	―
Interest income (expense), net	12,388	(9,374)	(3,014)	―	―
Other income (expense)	(57,629)	(2,678)	(1,870)	―	(62,177)
Homebuilding pretax income	256,018	108,509	162,284	(201,261)	325,550
Financial Services:
Financial services pretax income	―	―	16,939	―	16,939
Income before taxes	256,018	108,509	179,223	(201,261)	342,489
Provision for income taxes	(42,509)	(49,512)	(36,959)	―	(128,980)
Net income	$213,509	$58,997	$142,264	$(201,261)	$213,509

	Year Ended December 31, 2014
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$813,423	$1,025,404	$572,351	$	―	$2,411,178
Cost of sales	(599,911)	(779,578)	(413,306)		―	(1,792,795)
Gross margin	213,512	245,826	159,045		―	618,383
Selling, general and administrative expenses	(101,020)	(131,068)	(43,773)		―	(275,861)
Income (loss) from unconsolidated joint ventures	(71)	88	(685)		―	(668)
Equity income of subsidiaries	155,943	―	―		(155,943)	―
Interest income (expense), net	13,718	(11,497)	(2,221)		―	―
Other income (expense)	(3,954)	(469)	2,690		―	(1,733)
Homebuilding pretax income	278,128	102,880	115,056		(155,943)	340,121
Financial Services:
Financial services pretax income	―	―	9,843		―	9,843
Income before taxes	278,128	102,880	124,899		(155,943)	349,964
Provision for income taxes	(62,263)	(40,469)	(31,367)		―	(134,099)
Net income	$215,865	$62,411	$93,532		$(155,943)	$215,865

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

	Year Ended December 31, 2013
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

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$6,387	$112,852	$31,837	$	―	$151,076
Restricted cash	―	―	35,990		―	35,990
Intercompany receivables	2,380,899	―	152,505		(2,533,404)	―
Inventories:
Owned	2,524,927	2,304,305	1,240,727		―	6,069,959
Not owned	32,393	38,925	11,928		―	83,246
Investments in unconsolidated joint ventures	5,353	4,330	123,080		―	132,763
Investments in subsidiaries	1,644,453	―	―		(1,644,453)	―
Deferred income taxes, net	405,945	―	―		(9,751)	396,194
Goodwill	933,360	―	―		―	933,360
Other assets	67,578	48,027	3,163		―	118,768
Total Homebuilding Assets	8,001,295	2,508,439	1,599,230		(4,187,608)	7,921,356
Financial Services:
Cash and equivalents	―	―	35,518		―	35,518
Restricted cash	―	―	22,914		―	22,914
Mortgage loans held for sale, net	―	―	325,770		―	325,770
Mortgage loans held for investment, net	―	―	22,704		―	22,704
Other assets	―	―	18,886		(1,643)	17,243
Total Financial Services Assets	―	―	425,792		(1,643)	424,149
Total Assets	$8,001,295	$2,508,439	$2,025,022		$(4,189,251)	$8,345,505

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$91,873	$82,906	$16,902	$	―	$191,681
Accrued liabilities and intercompany payables	415,803	1,538,096	903,761		(2,378,867)	478,793
Secured project debt and other notes payable	170,167	―	4,061		(148,545)	25,683
Senior notes payable	3,462,016	―	―		―	3,462,016
Total Homebuilding Liabilities	4,139,859	1,621,002	924,724		(2,527,412)	4,158,173
Financial Services:
Accounts payable and other liabilities	―	―	39,860		(17,386)	22,474
Mortgage credit facilities	―	―	303,422		―	303,422
Total Financial Services Liabilities	―	―	343,282		(17,386)	325,896
Total Liabilities	4,139,859	1,621,002	1,268,006		(2,544,798)	4,484,069

Equity:
Total Equity	3,861,436	887,437	757,016		(1,644,453)	3,861,436
Total Liabilities and Equity	$8,001,295	$2,508,439	$2,025,022		$(4,189,251)	$8,345,505

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2014
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$133,304	$1,061	$46,063	$	―	$180,428
Restricted cash	―	―	38,222		―	38,222
Intercompany receivables	1,637,226	―	184,772		(1,821,998)	―
Inventories:
Owned	1,059,197	1,234,233	961,774		―	3,255,204
Not owned	17,360	28,520	39,273		―	85,153
Investments in unconsolidated joint ventures	(1,653)	497	51,267		―	50,111
Investments in subsidiaries	957,933	―	―		(957,933)	―
Deferred income taxes, net	283,890	―	―		(7,488)	276,402
Other assets	19,443	11,234	8,139		―	38,816
Total Homebuilding Assets	4,106,700	1,275,545	1,329,510		(2,787,419)	3,924,336
Financial Services:
Cash and equivalents	―	―	31,965		―	31,965
Restricted cash	―	―	1,295		―	1,295
Mortgage loans held for sale, net	―	―	174,420		―	174,420
Mortgage loans held for investment, net	―	―	14,380		―	14,380
Other assets	―	―	6,980		(1,737)	5,243
Total Financial Services Assets	―	―	229,040		(1,737)	227,303
Total Assets	$4,106,700	$1,275,545	$1,558,550		$(2,789,156)	$4,151,639

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$13,856	$16,202	$15,027	$	―	$45,085
Accrued liabilities and intercompany payables	206,731	868,922	783,324		(1,635,194)	223,783
Secured project debt and other notes payable	100,813	―	4,689		(100,813)	4,689
Senior notes payable	2,108,612	―	―		―	2,108,612
Total Homebuilding Liabilities	2,430,012	885,124	803,040		(1,736,007)	2,382,169
Financial Services:
Accounts payable and other liabilities	―	―	18,585		(15,216)	3,369
Mortgage credit facilities	―	―	169,413		(80,000)	89,413
Total Financial Services Liabilities	―	―	187,998		(95,216)	92,782
Total Liabilities	2,430,012	885,124	991,038		(1,831,223)	2,474,951

Equity:
Total Equity	1,676,688	390,421	567,512		(957,933)	1,676,688
Total Liabilities and Equity	$4,106,700	$1,275,545	$1,558,550		$(2,789,156)	$4,151,639

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(17,201)	$(107,470)	$(146,690)	$	―	$(271,361)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	―	―	(91,453)		―	(91,453)
Distributions of capital from unconsolidated homebuilding joint ventures	641	75	18,866		―	19,582
Cash acquired in connection with merger	20,345	238,034	10,138		―	268,517
Loan to parent and subsidiaries	―	―	34,000		(34,000)	―
Other investing activities	9	(4,310)	(7,671)		―	(11,972)
Net cash provided by (used in) investing activities	20,995	233,799	(36,120)		(34,000)	184,674

Cash Flows From Financing Activities:
Change in restricted cash	―	―	652		―	652
Borrowing from revolving credit facility	852,700	―	―		―	852,700
Principal payments on revolving credit facility	(852,700)	―	―		―	(852,700)
Principal payments on secured project debt and other notes payable	(1,893)	―	(639)		―	(2,532)
Loan from subsidiary	46,000	―	―		(46,000)	―
Principal payment on senior notes payable	(29,789)	―	―		―	(29,789)
Payment of debt issuance costs	(1,016)	―	―		―	(1,016)
Net proceeds from (payments on) mortgage credit facilities	―	―	30,469		80,000	110,469
(Contributions to) distributions from Corporate and subsidiaries	13,873	(31,719)	17,846		―	―
Repurchases of common stock	(22,073)	―	―		―	(22,073)
Common stock dividend payments	(4,851)	―	―		―	(4,851)
Issuance of common stock under employee stock plans, net of withholdings	1,000	―	―		―	1,000
Excess tax benefits from share-based payment arrangements	9,250	―	―		―	9,250
Other financing activities	―	(95)	(127)		―	(222)
Intercompany advances, net	(141,212)	17,276	123,936		―	―
Net cash provided by (used in) financing activities	(130,711)	(14,538)	172,137		34,000	60,888

Net increase (decrease) in cash and equivalents	(126,917)	111,791	(10,673)		―	(25,799)
Cash and equivalents at beginning of year	133,304	1,061	78,028		―	212,393
Cash and equivalents at end of year	$6,387	$112,852	$67,355	$	―	$186,594

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(56,158)	$(118,941)	$(187,298)	$	―	$(362,397)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	―	―	(10,506)		―	(10,506)
Distributions of capital from unconsolidated homebuilding joint ventures	227	228	17,555		―	18,010
Net cash paid for acquisitions	―	(36,047)	2,277		―	(33,770)
Loan to parent and subsidiaries	―	―	(180,000)		180,000	―
Other investing activities	(1,571)	(1,351)	(1,832)		―	(4,754)
Net cash provided by (used in) investing activities	(1,344)	(37,170)	(172,506)		180,000	(31,020)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(16,762)		―	(16,762)
Principal payments on secured project debt and other notes payable	―	―	(1,458)		―	(1,458)
Loan from subsidiary	100,000	―	―		(100,000)	―
Principal payment on senior notes payable	(4,971)	―	―		―	(4,971)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issuance costs	(6,230)	―	―		―	(6,230)
Net proceeds from (payments on) mortgage credit facilities	―	―	68,546		(80,000)	(11,454)
(Contributions to) distributions from Corporate and subsidiaries	8,350	―	(8,350)		―	―
Repurchases of common stock	(36,781)	―	―		―	(36,781)
Issuance of common stock under employee stock plans, net of withholdings	6,771	―	―		―	6,771
Excess tax benefits from share-based payment arrangements	13,404	―	―		―	13,404
Intercompany advances, net	(365,026)	156,678	208,348		―	―
Net cash provided by (used in) financing activities	15,517	156,678	250,324		(180,000)	242,519

Net increase (decrease) in cash and equivalents	(41,985)	567	(109,480)		―	(150,898)
Cash and equivalents at beginning of year	175,289	494	187,508		―	363,291
Cash and equivalents at end of year	$133,304	$1,061	$78,028	$	―	$212,393

	Year Ended December 31, 2013
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$163,640	$(172,687)	$(145,169)	$	―	$(154,216)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(534)	(50)	(23,744)		―	(24,328)
Distributions of capital from unconsolidated homebuilding joint ventures	―	244	4,519		―	4,763
Net cash paid for acquisitions	―	(27,113)	(89,149)		―	(116,262)
Other investing activities	(1,946)	(3,768)	(2,316)		―	(8,030)
Net cash provided by (used in) investing activities	(2,480)	(30,687)	(110,690)		―	(143,857)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	6,565		―	6,565
Principal payments on secured project debt and other notes payable	(6,804)	―	(1,530)		―	(8,334)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issuance costs	(5,316)	―	―		―	(5,316)
Net proceeds from (payments on) mortgage credit facilities	―	―	8,708		―	8,708
(Contributions to) distributions from Corporate and subsidiaries	(11,691)	―	11,691		―	―
Payment of issuance costs in connection with preferred shareholder equity transactions	(350)	―	―		―	(350)
Issuance of common stock under employee stock plans, net of withholdings	13,536	―	―		―	13,536
Intercompany advances, net	(429,968)	203,754	226,214		―	―
Net cash provided by (used in) financing activities	(140,593)	203,754	251,648		―	314,809

Net increase (decrease) in cash and equivalents	20,567	380	(4,211)		―	16,736
Cash and equivalents at beginning of year	154,722	114	191,719		―	346,555
Cash and equivalents at end of year	$175,289	$494	$187,508	$	―	$363,291

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, except as described below, there has been no such change during the fourth quarter of the period covered by this report.  During the twelve months ended December 31, 2015, we merged with the Ryland Group, Inc. ("Ryland") and we are in the process of integrating Ryland into our overall internal control over financial reporting process.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.  In accordance with the SEC's published guidance, because we acquired Ryland during the current fiscal year, management has excluded Ryland from its evaluation of the effectiveness of the Company's internal control over financial reporting as of December 31, 2015.  Net sales revenue attributable to Ryland was $0.8 billion for the year ended December 31, 2015, and the aggregate total assets of Ryland were $2.8 billion as of December 31, 2015.  Based on this assessment, the Company's management concluded that, as of December 31, 2015, the Company's internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CalAtlantic Group, Inc. (formerly known as Standard Pacific Corp.):
We have audited CalAtlantic Group, Inc. (formerly known as Standard Pacific Corp.) and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CalAtlantic Group, Inc. (formerly known as Standard Pacific Corp.) and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Annual Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of The Ryland Group, Inc., which is included in the 2015 consolidated financial statements of CalAtlantic Group, Inc. (formerly known as Standard Pacific Corp.) and subsidiaries and constituted $2.8 billion of total assets as of December 31, 2015 and $0.8 billion of revenues for the year then ended.  Our audit of internal control over financial reporting of CalAtlantic Group, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of The Ryland Group, Inc.
In our opinion, CalAtlantic Group, Inc. (formerly known as Standard Pacific Corp.) and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CalAtlantic Group, Inc. (formerly known as Standard Pacific Corp.) and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of CalAtlantic Group, Inc. (formerly known as Standard Pacific Corp.) and subsidiaries and our report dated February 29, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 29, 2016

 ITEM 9B.     OTHER INFORMATION

5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

The Compensation Committee of the Board of Directors of CalAtlantic Group, Inc. approved the payment of 2015 cash incentive compensation to the Company's Executive Officers on February 29, 2016 in the following amounts:

Name	Title	Amount
Scott Stowell	Executive Chairman	$2,489,400
Larry Nicholson	President and Chief Executive Officer	$2,600,000
Peter Skelly	Chief Operating Officer	$1,425,000
Jeff McCall	Chief Financial Officer	$1,203,100
Wendy Marlett	Chief Marketing Officer	$647,613
John Babel	General Counsel	$749,208

PART III

ITEM 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the Company's 2016 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015 (the "2016 Proxy Statement"). For the limited purpose of providing the information necessary to comply with this Item 10, the 2016 Proxy Statement is incorporated herein by this reference. All references to the 2016 Proxy Statement in this Part III are exclusive of the information set forth under the captions "Compensation Committee Report" and "Audit Committee Report."

ITEM 11.       EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2016 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2016 Proxy Statement is incorporated herein by this reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2016 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 12, the 2016 Proxy Statement is incorporated herein by this reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2016 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2016 Proxy Statement is incorporated herein by this reference.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by this item will be set forth in the 2016 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2016 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	40
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015	41
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2015	42
	Consolidated Balance Sheets at December 31, 2015 and 2014	43
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2015	44
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015	45
	Notes to Consolidated Financial Statements	46

(2)	Financial Statement Schedules:

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 86-90 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 86-90 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALATLANTIC GROUP, INC. (Registrant)

By:	/s/ Larry T. Nicholson
Larry T. Nicholson
Chief Executive Officer and President

February 29, 2016

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that the undersigned officers and/or directors of the Registrant, by virtue of their signatures to this report, appearing below, hereby constitute and appoint Larry T. Nicholson and Jeff J. McCall, or any one of them, with full power of substitution, as attorneys-in-fact in their names, places and steads to execute any and all amendments to this report in the capacities set forth opposite their names and hereby ratify all that said attorneys-in-fact do by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Larry T. Nicholson	Chief Executive Officer, President and Director	February 29, 2016
(Larry T. Nicholson)
/s/ Jeff J. McCall	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016
(Jeff J. McCall)
/s/ Scott D. Stowell	Director (Executive Chairman)	February 29, 2016
(Scott D. Stowell)
/s/ Bruce A. Choate	Director	February 29, 2016
(Bruce A. Choate)
/s/ Douglas C. Jacobs	Director	February 29, 2016
(Douglas C. Jacobs)
/s/ William L. Jews	Director	February 29, 2016
(William L. Jews)
/s/ David J. Matlin	Director	February 29, 2016
(David J. Matlin)
/s/ Robert E. M ellor	Director	February 29, 2016
(Robert E. Mellor)
/s/ Peter Schoels	Director	February 29, 2016
(Peter Schoels)
/s/ Charlotte St. Martin	Director	February 29, 2016
(Charlotte St. Martin)

INDEX TO EXHIBITS

X*2.1
Amended and Restated Agreement and Plan of Merger among Standard Pacific Corp. and The Ryland Group, Inc., included as Annex A to the joint proxy statement/prospectus forming a part of the Registrant's Registration Statement on Form S-4 filed July 2, 2015 and incorporated herein by reference.

*3.1
Third Amended and Restated Certificate of Incorporation of CalAtlantic Group, Inc. dated as of October 1, 2015, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*3.2	Certificate of Designations of CalAtlantic Group, Inc. dated as of October 1, 2015, incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*3.3
Certificate of Designations of Series A Junior Participating Cumulative Preferred Stock of CalAtlantic Group, Inc., incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on August 19, 2008.

*3.4
Certificate of Designations of Series B Junior Participating Convertible Preferred Stock of CalAtlantic Group, Inc., incorporated by reference to Exhibit 3.3 to the Registrant's Current Report on Form 8-K filed on August 19, 2008.

*3.5	Amended and Restated Bylaws of CalAtlantic Group, Inc. dated as of October 1, 2015, incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.1	Form of Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (file no. 333-207309) filed on August 16, 1991.

*4.2
Amended and Restated Rights Agreement, dated as of December 20, 2011, between CalAtlantic Group, Inc. and Mellon Investor Services LLC, as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 22, 2011.

*4.3
Amendment No. 1 to Amended and Restated Rights Agreement, dated as of October 30, 2014, by and between CalAtlantic Group, Inc. and Computershare Inc. (as successor in interest to Mellon Investor Services LLC), as Rights Agent, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 31, 2014.

*4.4
Senior Debt Securities Indenture, dated as of April 1, 1999, by and between Standard Pacific Corp. and The First National Bank of Chicago, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on April 16, 1999.

*4.5
Eleventh Supplemental Indenture relating to the addition of certain of the Registrant's wholly owned subsidiaries as guarantors of all of the Company's outstanding senior notes (including the form of guaranty), dated as of February 22, 2006, by and between Standard Pacific Corp. and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2005.

*4.6
Twelfth Supplemental Indenture, relating to the amendment of the security provisions of the Registrant's outstanding senior notes, dated as of May 5, 2006, by and between Standard Pacific Corp. and J.P. Morgan Trust Company, National Association, as Trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

*4.7
Thirteenth Supplemental Indenture, dated as of October 8, 2009, between Standard Pacific Corp. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on October 9, 2009.

*4.8
Fourteenth Supplemental Indenture relating to the Registrant's 8⅜% Senior Notes due 2018, dated as of May 3, 2010, by and between Standard Pacific Corp. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 3, 2010.

*4.9
Fifteenth Supplemental Indenture relating to the Registrant's 8⅜% Senior Notes due 2018, dated as of December 22, 2010, by and among Standard Pacific Corp., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2010.

*4.10
Sixteenth Supplemental Indenture relating to the Registrant's 8⅜% Senior Notes due 2021, dated as of December 22, 2010, by and among Standard Pacific Corp., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on December 23, 2010.

*4.11
Eighteenth Supplemental Indenture, dated as of August 6, 2012, relating to the Registrant's 1¼% Convertible Senior Notes due 2032, by and among Standard Pacific Corp., the guarantors thereto and The Bank of New York Mellon Trust Company, N.A, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 6, 2012.

*4.12
Nineteenth Supplemental Indenture, dated as of August 6, 2012, by and among Standard Pacific Corp., the guarantors thereto and The Bank of New York Mellon Trust Company, N.A, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on August 6, 2012.

*4.13
Twentieth Supplemental Indenture, dated as of August 6, 2013, by and among Standard Pacific Corp., the guarantors thereto and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on August 6, 2013.

*4.14
Twenty-First Supplemental Indenture, dated as of November 6, 2014, by and among Standard Pacific Corp., the guarantors thereto and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2014.

*4.15
Indenture relating to Standard Pacific Escrow LLC's 10¾% Senior Notes due 2016 (which were subsequently assumed by the Registrant), dated as of September 17, 2009, between Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on September 17, 2009.

*4.16
First Supplemental Indenture relating to Standard Pacific Escrow LLC's 10¾% Senior Notes due 2016 (which were subsequently assumed by the Registrant), dated as of October 8, 2009, between Standard Pacific Corp., Standard Pacific Escrow LLC and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 9, 2009.

*4.17
Indenture dated as of June 28, 1996, between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to the Form S-3 Registration Statement filed by The Ryland Group, Inc. on May 15, 1996 (No. 33-50933).

*4.18
Fifth Supplemental Indenture dated as of May 5, 2009, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on May 5, 2009 (File No. 001-08029).

*4.19
Sixth Supplemental Indenture dated as of April 29, 2010, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on April 29, 2010 (File No. 001-08029).

*4.20
Seventh Supplemental Indenture dated as of May 16, 2012 by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on May 16, 2012 (File No. 001-08029).

*4.21
Eighth Supplemental Indenture dated as of September 21, 2012, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on September 21, 2012 (File No. 001-08029).

*4.22
Ninth Supplemental Indenture dated as of May 20, 2013, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on May 20, 2013 (File No. 001-08029).

*4.23	Tenth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.2 to the

Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.24
Eleventh Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.25
Twelfth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.26
Thirteenth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.5 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.27
Fourteenth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.6 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.28
Fifteenth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.7 to the Registrant's Current Report on Form 8-K filed on October 5, 2015

*4.29
Second Supplemental Indenture to the Indenture, dated as of September 17, 2009, by and between Standard Pacific Escrow LLC (obligations assumed by the Registrant pursuant to the First Supplemental Indenture) and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.8 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.30
Twenty-Second Supplemental Indenture to the Indenture, dated as of April 1, 1999, by and between Standard Pacific Corp.  and The Bank of New York Mellon Trust Company N.A., as trustee, incorporated by reference to Exhibit 4.9 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.31
Twenty-Third Supplemental Indenture to the Indenture, dated as of April 1, 1999, by and between Standard Pacific Corp.  and The Bank of New York Mellon Trust Company N.A., as trustee, incorporated by reference to Exhibit 4.10 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.32
Twenty-Fourth Supplemental Indenture to the Indenture, dated as of April 1, 1999, by and between Standard Pacific Corp.  and The Bank of New York Mellon Trust Company N.A., as trustee, incorporated by reference to Exhibit 4.11 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.33
Twenty-Fifth Supplemental Indenture to the Indenture, dated as of April 1, 1999, by and between Standard Pacific Corp.  and The Bank of New York Mellon Trust Company N.A., as trustee, incorporated by reference to Exhibit 4.12 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.34
Twenty-Sixth Supplemental Indenture to the Indenture, dated as of April 1, 1999, by and between Standard Pacific Corp.  and The Bank of New York Mellon Trust Company N.A., as trustee, incorporated by reference to Exhibit 4.13 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.35
Guarantee of 8.4% Senior Notes due 2017 issued pursuant to the Indenture dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.14 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.36
Guarantee of 0.25% Convertible Senior Notes due 2019 issued pursuant to the Indenture dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.15 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.37
Guarantee of 1.625% Convertible Senior Notes due 2018 issued pursuant to the Indenture dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.16 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.38
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

*4.39
Guarantee of 5.37% Senior Notes due 2022 issued pursuant to the Indenture dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.18 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.40
Guarantee of 6.625% Senior Notes due 2020 issued pursuant to the Indenture dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.19 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

+*10.1
Amended and Restated Stockholders Agreement, by and between MP CA Homes LLC and CalAtlantic Group, Inc., dated June 14, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 15, 2015.

+*10.2
2000 Stock Incentive Plan of CalAtlantic Group, Inc., as amended and restated, effective May 12, 2004, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement for the 2004 Annual Meeting of Stockholders.

+*10.3	CalAtlantic Group, Inc. 2005 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 11, 2005.

+*10.4
CalAtlantic Group, Inc. 2008 Equity Incentive Plan (as amended and restated May 18, 2011), incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement for the 2011 Annual Meeting of Stockholders.

+*10.5
Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with CalAtlantic Group, Inc.'s  equity incentive plan, incorporated by reference to Exhibit 10.28 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

+*10.6
Standard Terms and Conditions for Non-Qualified Stock Options to be used in connection with CalAtlantic Group, Inc.'s  equity incentive plan, incorporated by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2008.

+*10.7	Standard Terms and Conditions for Capped Stock Appreciation Rights, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 14, 2012.

+*10.8	Standard Terms and Conditions for Restricted Stock Grants, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 14, 2012.

+*10.9	Standard Terms and Conditions for Performance Share Awards, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 14, 2012.

+*10.10	Form of Executive Officers Indemnification Agreement, incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2007.

+*10.11	Form of Severance and Change in Control Protection Agreement, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 14, 2012.

+*10.12	CalAtlantic Group, Inc. 2014 Omnibus Incentive Compensation Plan, incorporated by reference to Appendix A to the Registrant's Definitive Proxy Statement for the 2014 Annual Meeting of Stockholders.

+*10.13	Description of CEO compensation changes, incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2014.

*10.14
Credit Agreement, dated as of October 5, 2015, among CalAtlantic Group, Inc., the lenders or other financial institutions that are parties as lenders, and JPMorgan Chase Bank, N.A., as administrative agent , incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

+*10.15
Amendment and Restatement of The Ryland Group, Inc. 2008 Equity Incentive Plan, incorporated by reference to Exhibit 10.11 of the Annual Report on Form 10-K for the year ended December 31, 2008 filed by The Ryland Group, Inc. (File No. 001-08029).

+*10.16	The Ryland Group, Inc. 2011 Equity and Incentive Plan, incorporated by reference to Exhibit 99 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on March 24, 2011 (File No. 001-08029).

+*10.17
The Ryland Group, Inc. Executive and Director Deferred Compensation Plan II, incorporated by reference to Exhibit 10.30 of the Annual Report on Form 10-K for the year ended December 31, 2008 filed by The Ryland Group, Inc. (File No. 001-08029).

+*10.18
The Ryland Group, Inc. 2004 Non-Employee Director Equity Plan, incorporated by reference to Exhibit 10.15 of the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed by The Ryland Group, Inc. (File No. 001-08029).

+*10.19
Employment Agreement, dated as of June 14, 2015, by and between CalAtlantic Group, Inc. and Scott D. Stowell, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 15, 2015.

+*10.20
Employment Agreement, dated as of June 14, 2015, by and between CalAtlantic Group, Inc. and Larry T. Nicholson, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 15, 2015.

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

101
The following materials from CalAtlantic Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

________________
(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.
(X)	The annexes, schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.