Form 10-Q
period 2016-03-31
CalAtlantic Group, Inc.
filed 2016-05-06
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Registrant's shares of common stock outstanding at May 5, 2016: 118,366,342

CALATLANTIC GROUP, INC.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$1,179,165		$468,379
Land sale revenues	6,518		1,899
Total revenues	1,185,683		470,278
Cost of home sales	(932,128)		(354,817)
Cost of land sales	(6,367)		(1,356)
Total cost of sales	(938,495)		(356,173)
Gross margin	247,188		114,105
Selling, general and administrative expenses	(136,701)		(66,070)
Income (loss) from unconsolidated joint ventures	1,189		(451)
Other income (expense)	(3,408)		(296)
Homebuilding pretax income	108,268		47,288
Financial Services:
Revenues	17,552		5,393
Expenses	(10,616)		(4,185)
Financial services pretax income	6,936		1,208

Income before taxes	115,204		48,496
Provision for income taxes	(42,543)		(16,891)
Net income	72,661		31,605
Less: Net income allocated to preferred shareholder	―		(7,662)
Less: Net income allocated to unvested restricted stock	(113)		(67)
Net income available to common stockholders	$72,548		$23,876

Income Per Common Share:
Basic	$0.60		$0.44
Diluted	$0.52		$0.40

Weighted Average Common Shares Outstanding:
Basic	120,814,939		54,727,121
Diluted	138,430,580		62,078,364

Weighted average additional common shares outstanding
if preferred shares converted to common shares	―		17,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	138,430,580		79,640,921

Cash Dividends Per Common Share	$0.04	$	―

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)

Net income	$72,661	$31,605
Other comprehensive income, net of tax:
Unrealized gain on marketable securities, available for sale	39	―
Total comprehensive income	$72,700	$31,605

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$169,528	$151,076
Restricted cash	34,652	35,990
Inventories:
Owned	6,317,066	6,069,959
Not owned	69,591	83,246
Investments in unconsolidated joint ventures	137,591	132,763
Deferred income taxes, net of valuation allowance of $1,441 and $1,156 at
March 31, 2016 and December 31, 2015, respectively	349,127	396,194
Goodwill	969,315	933,360
Other assets	113,204	118,768
Total Homebuilding Assets	8,160,074	7,921,356
Financial Services:
Cash and equivalents	23,691	35,518
Restricted cash	22,985	22,914
Mortgage loans held for sale, net	187,444	325,770
Mortgage loans held for investment, net	21,553	22,704
Other assets	15,990	17,243
Total Financial Services Assets	271,663	424,149
Total Assets	$8,431,737	$8,345,505

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$169,636	$191,681
Accrued liabilities	471,810	478,793
Revolving credit facility	266,000	―
Secured project debt and other notes payable	23,902	25,683
Senior notes payable	3,376,910	3,462,016
Total Homebuilding Liabilities	4,308,258	4,158,173
Financial Services:
Accounts payable and other liabilities	16,567	22,474
Mortgage credit facilities	164,943	303,422
Total Financial Services Liabilities	181,510	325,896
Total Liabilities	4,489,768	4,484,069

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
and outstanding at March 31, 2016 and December 31, 2015	―	―
Common stock, $0.01 par value; 600,000,000 shares authorized; 118,731,506 and 121,286,153 shares issued and outstanding at March 31, 2016 and
December 31, 2015, respectively	1,187	1,213
Additional paid-in capital	3,336,979	3,324,328
Accumulated earnings	603,759	535,890
Accumulated other comprehensive income, net of tax	44	5
Total Equity	3,941,969	3,861,436
Total Liabilities and Equity	$8,431,737	$8,345,505

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$72,661	$31,605
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	(1,189)	451
Depreciation and amortization	12,032	5,993
Amortization of stock-based compensation	3,786	2,695
Excess tax benefits from share-based payment arrangements	―	(3,369)
Deferred income tax provision	2,203	16,874
Other operating activities	271	19
Changes in cash and equivalents due to:
Mortgage loans held for sale	138,433	75,724
Inventories - owned	(186,680)	(204,543)
Inventories - not owned	(8,237)	(5,878)
Other assets	5,599	(6,932)
Accounts payable	(22,045)	13,479
Accrued liabilities	(44,456)	(20,189)
Net cash provided by (used in) operating activities	(27,622)	(94,071)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(4,191)	(7,639)
Distributions of capital from unconsolidated homebuilding joint ventures	99	5,732
Other investing activities	1,142	(5,977)
Net cash provided by (used in) investing activities	(2,950)	(7,884)

Cash Flows From Financing Activities:
Change in restricted cash	1,267	(1,019)
Borrowings from revolving credit facility	386,400	27,700
Principal payments on revolving credit facility	(120,400)	(12,700)
Principal payments on secured project debt and other notes payable	(1,781)	(311)
Net proceeds from (payments on) mortgage credit facilities	(138,479)	2,124
Repurchases of common stock	(87,050)	(22,073)
Common stock dividend payments	(4,792)	―
Issuance of common stock under employee stock plans, net of tax withholdings	2,055	(3,930)
Excess tax benefits from share-based payment arrangements	―	3,369
Other financing activities	(23)	―
Net cash provided by (used in) financing activities	37,197	(6,840)

Net increase (decrease) in cash and equivalents	6,625	(108,795)
Cash and equivalents at beginning of period	186,594	212,393
Cash and equivalents at end of period	$193,219	$103,598

Cash and equivalents at end of period	$193,219	$103,598
Homebuilding restricted cash at end of period	34,652	39,241
Financial services restricted cash at end of period	22,985	1,295
Cash and equivalents and restricted cash at end of period	$250,856	$144,134

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

1.      Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of CalAtlantic Group, Inc. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has also been omitted pursuant to applicable rules and regulations.   In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2016 and the results of operations and cash flows for the periods presented.

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform with the current period presentation, including per share related information.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2015.  Unless the context otherwise requires, the terms "we," "us," "our" and "the Company" refer to CalAtlantic Group, Inc. and its subsidiaries.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2.      Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a result, for public companies, ASU 2014-09 will be effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted.  We are currently evaluating the impact the adoption will have on our condensed consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, Compensation — Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 were effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Our adoption of ASU 2014-12 on January 1, 2016 did not have an effect on our condensed consolidated financial statements.

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

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 were effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Our adoption of ASU 2015-02 on January 1, 2016 did not have a material effect on our condensed consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date.  ASU 2015-16 was effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Our adoption of ASU 2015-16 on January 1, 2016 did not have a material effect on our condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception.  A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC Topic 820, Fair Value Measurements, and as such these investments may be measured at cost.  ASU 2016-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  We are currently evaluating the impact adoption will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification.  The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP.  ASU 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  We are currently evaluating the impact adoption will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  ASU 2016-07 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  Our adoption of ASU 2016-07 is not expected to have a material effect on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08").  ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis.  ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09.  We are currently evaluating the impact the adoption of this ASU and ASU 2014-09 will have on our condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted.  We are currently evaluating the impact adoption will have on our condensed consolidated financial statements.

3.      Business Acquisition

On October 1, 2015, pursuant to the terms and conditions of the Amended and Restated Agreement and Plan of Merger, dated as of June 14, 2015 (the "Merger Agreement"), between Standard Pacific Corp. ("Standard Pacific") and The Ryland Group, Inc. ("Ryland"), Ryland merged with and into Standard Pacific (the "Merger"), with Standard Pacific continuing as the surviving corporation.  At the same time Standard Pacific changed its name to CalAtlantic Group, Inc.  Based on an evaluation of the provisions of ASC Topic 805, Business Combinations ("ASC 805"), Standard Pacific was determined to be the acquirer for accounting purposes.  Under ASC 805, Standard Pacific is treated as having acquired Ryland in an all-stock transaction for an estimated total purchase price of approximately $2.0 billion.  The estimated total purchase price was preliminarily allocated to Ryland's assets and liabilities based upon fair values as determined by the Company, as follows (in thousands):

Cash and cash equivalents	$268,517
Inventories	2,404,765
Investments in unconsolidated joint ventures	13,821
Deferred income taxes	122,515
Homebuilding other assets	76,857
Financial services assets, excluding cash	144,889
Goodwill	969,315
Total assets	4,000,679
Accounts payable and accrued liabilities	(496,188)
Secured project debt and other notes payables	(22,213)
Senior notes payable	(1,291,541)
Financial services liabilities	(124,619)
Additional paid-in capital	(93,834)
Total purchase price	$1,972,284

During the 2016 first quarter the Company completed a valuation of the 1.625% convertible senior notes assumed in the merger with Ryland and determined that the value associated with the conversion feature was $93.8 million, which is included in additional paid-in capital in the accompanying condensed consolidated balance sheet as of March 31, 2016.  In connection with the valuation of the conversion feature, the related deferred tax asset was reduced by approximately $35.9 million, with a corresponding increase in goodwill.  The purchase price accounting reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805) that may impact the fair value of the assets and liabilities above (including inventories, deferred income taxes, other assets and accrued liabilities).  The $969.3 million of goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes.  As of the end of the period covered by this quarterly report on Form 10-Q, we have not yet finalized the allocation of goodwill to our reporting units.

The following presents summarized unaudited supplemental pro forma operating results as if Ryland had been included in the Company's Condensed Consolidated Statements of Operations as of January 1, 2015.

Three Months Ended March 31, 2015
(Dollars in thousands)

Home sale revenues	$969,948
Pretax income	$87,337

The supplemental pro forma operating results have been determined after adjusting the operating results of Ryland to reflect additional amortization that would have been recorded assuming the fair value adjustment to intangible assets had been applied beginning January 1, 2015. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.

4.      Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes.  In accordance with the aggregation criteria defined in ASC Topic 280, Segment Reporting ("ASC 280"), our homebuilding operating segments have been grouped into four reportable segments: North, consisting of our operating divisions in Georgia, Delaware, Illinois, Indiana, Maryland, Minnesota, New Jersey, Pennsylvania, Virginia and Washington D.C.; Southeast, consisting of our operating divisions in Florida and the Carolinas; Southwest, consisting of our operating divisions in Texas, Colorado and Nevada; and West, consisting of our operating divisions in California and Arizona.   During the 2015 third quarter, in connection with transition planning related to the Merger, the chief operating decision makers began evaluating the business and allocating resources based on aggregating our Arizona operating segment within our California reportable segment (and renamed the California segment the "West" segment).  Our Arizona operating segment was previously reported within our Southwest reportable segment, and as such, prior periods presented have been restated to conform to our new presentation. In addition, upon completion of the Merger with Ryland on October 1, 2015, we created the new North segment as we did not have operating divisions in those geographic areas.

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

Segment financial information relating to the Company's homebuilding operations was as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Homebuilding revenues:
North	$186,555	$	n/	a
Southeast	277,482		146,449
Southwest	343,034		119,843
West	378,612		203,986
Total homebuilding revenues	$1,185,683		$470,278

Homebuilding pretax income:
North	$9,570	$	n/	a
Southeast	21,050		10,393
Southwest	26,926		11,280
West	50,722		25,615
Total homebuilding pretax income	$108,268		$47,288

Segment financial information relating to the Company's homebuilding assets was as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Homebuilding assets:
North	$799,045	$732,689
Southeast	1,832,376	1,766,241
Southwest	1,513,575	1,470,654
West	2,519,685	2,357,597
Corporate (1)	1,495,393	1,594,175
Total homebuilding assets	$8,160,074	$7,921,356
__________________
(1)
The assets in our Corporate Segment include cash and cash equivalents and our deferred tax asset and goodwill recorded in connection with our merger with Ryland.  As of the end of the period covered by this quarterly report on Form 10-Q, we have not yet finalized the allocation of goodwill to our reporting units.

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

In connection with the closing of the Merger with Ryland on October 1, 2015, the Company effected a reverse stock split such that each five shares of common stock of Standard Pacific common stock issued and outstanding immediately prior to the closing of the Merger were combined and converted into one issued and outstanding share of common stock of the Company.  As required in accordance with GAAP, all share and earnings per share information noted below have been retroactively adjusted to reflect the reverse stock split. The following table sets forth the components used in the computation of basic and diluted income per share.

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$72,661	$31,605
Less: Net income allocated to preferred shareholder	―	(7,662)
Less: Net income allocated to unvested restricted stock	(113)	(67)
Net income available to common stockholders for basic
earnings per common share	72,548	23,876
Effect of dilutive securities:
Net income allocated to preferred shareholder	―	7,662
Interest on 1.625% convertible senior notes due 2018	(370)	―
Interest on 0.25% convertible senior notes due 2019	82	―
Interest on 1.25% convertible senior notes due 2032	62	41
Net income available to common and preferred stock for diluted
earnings per share	$72,322	$31,579

Denominator:
Weighted average basic common shares outstanding	120,814,939	54,727,121
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	―	17,562,557
Total weighted average common shares outstanding if preferred shares
converted to common shares	120,814,939	72,289,678
Effect of dilutive securities:
Share-based awards	561,065	1,088,673
1.625% convertible senior notes due 2018	7,157,934	―
0.25% convertible senior notes due 2019	3,634,072	―
1.25% convertible senior notes due 2032	6,262,570	6,262,570
Weighted average diluted shares outstanding	138,430,580	79,640,921

Income per common share:
Basic	$0.60	$0.44
Diluted	$0.52	$0.40

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

Total compensation expense recognized related to stock-based compensation was $3.8 million and $2.7 million for the three months ended March 31, 2016 and 2015, respectively.  As of March 31, 2016, total unrecognized stock-based compensation expense was $15.6 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 1.9 years.

7.      Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At March 31, 2016, cash and equivalents included $97.4 million of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

At March 31, 2016, homebuilding restricted cash represented $34.7 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued.  Financial services restricted cash as of March 31, 2016 consisted of $17.7 million held in cash collateral accounts primarily related to certain letters of credit that have been issued, $4.5 million related to our financial services subsidiary mortgage credit facilities and $0.8 million related to funds held in trust for third parties.

8.    Marketable Securities, Available-for-sale

The Company's investment portfolio includes mainly municipal debt securities and metropolitan district bond securities, which are included in homebuilding other assets in the accompanying condensed consolidated balance sheets. As defined in ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), the Company considers its investment portfolio to be available-for-sale.  Accordingly, these investments are recorded at their fair values.  The cost of securities sold is based on an average-cost basis.  Unrealized gains and losses on these investments are included in accumulated other comprehensive income (loss), net of tax, within stockholders' equity.  At March 31, 2016, accumulated other comprehensive income included unrealized gains of $218,000 on available-for-sale marketable securities, offset with reclassification adjustments, which represent net realized earnings associated with the Company's investment portfolio, which included interest, dividends and net realized gains on sales of marketable securities, and totaled $174,000 for the three months ended March 31, 2016.  Realized gains or losses were included in homebuilding other income (expense) in the accompanying condensed consolidated statements of operations.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  At March 31, 2016, the Company believes that the cost bases for its available-for-sale securities were recoverable in all material respects.

The primary objectives of the Company's investment portfolio are safety of principal and liquidity.  Investments are made with the purpose of achieving the highest rate of return consistent with these two objectives. The Company's investment policy limits investments to debt securities rated investment grade or better, as well as to bank and money market instruments and to issues by the U.S. government, U.S. government agencies and municipal or other institutions primarily with investment‑grade credit ratings.  Our policy places restrictions on maturities, as well as on concentration by type and issuer.

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	March 31, 2016			December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(Dollars in thousands)
Type of security:
Municipal bond and metropolitan district securities	$18,612	$44	$18,656	$19,439	$5	$19,444

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

March 31, 2016
(Dollars in thousands)
Contractual maturity:
Maturing in one year or less	$ ―
Maturing after three years	18,656
Total marketable securities, available-for-sale	$18,656

9.      Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	March 31, 2016
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development	$401,816	$1,185,104	$691,139	$1,292,007	$3,570,066
Homes completed and under construction	278,313	496,949	626,814	837,682	2,239,758
Model homes	71,724	130,645	111,535	193,338	507,242
Total inventories owned	$751,853	$1,812,698	$1,429,488	$2,323,027	$6,317,066

	December 31, 2015
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development	$370,584	$1,169,350	$687,792	$1,318,563	$3,546,289
Homes completed and under construction	266,967	464,668	599,183	708,779	2,039,597
Model homes	66,100	119,283	113,549	185,141	484,073
Total inventories owned	$703,651	$1,753,301	$1,400,524	$2,212,483	$6,069,959

In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of March 31, 2016 and 2015, the total active and future projects that we owned were 762 and 367, respectively.  During the three months ended March 31, 2016 and 2015, we reviewed all projects for indicators of impairment and based on our review we did not record any inventory impairments during these periods.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

Land purchase and lot option deposits	$69,038	$82,693
Other lot option contracts, net of deposits	553	553
Total inventories not owned	$69,591	$83,246

Under ASC Topic 810, Consolidation ("ASC 810"), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

Other lot option contracts as of March 31, 2016 and December 31, 2015 represented purchase price allocated to lot option contracts assumed in connection with a business acquisition during the 2013 third quarter.

10.   Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in homebuilding and land development unconsolidated joint ventures.  During the three months ended March 31, 2016 and 2015, our qualified assets exceeded our debt, and as a result, all of our homebuilding interest incurred during the three months ended March 31, 2016 and 2015 was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016		2015
	(Dollars in thousands)

Total interest incurred (1)		$62,725		$41,803
Less: Interest capitalized to inventories owned (1)		(61,845)		(41,401)
Less: Interest capitalized to investments in unconsolidated joint ventures		(880)		(402)
Interest expense	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$30,203		$22,395
Interest previously capitalized to inventories owned, included in cost of land sales		$179		$243
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures	$	―	$	―
Interest capitalized in ending inventories owned		$336,922		$294,370
Interest capitalized as a percentage of inventories owned		5.3%		8.5%
Interest capitalized in ending investments in unconsolidated joint ventures		$3,821		$1,067
Interest capitalized as a percentage of investments in unconsolidated joint ventures		2.8%		2.1%
__________________
(1)
Total interest incurred and interest capitalized to inventories owned during the three months ended March 31, 2016 includes a $9 million increase related to the valuation of the 1.625% convertible senior notes that was completed during the 2016 first quarter.  Please see Note 3 for further discussion.

11.   Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the condensed combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we account for under the equity method:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)

Revenues	$14,323	$	―
Cost of sales and expenses	(8,038)		(2,845)
Income (loss) of unconsolidated joint ventures	$6,285		$(2,845)
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$1,189		$(451)

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to be constructed to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the three months ended March 31, 2016, income (loss) from unconsolidated joint ventures included $0.6 million of income from our Southwest region joint ventures and $0.5 million of income from our Southeast region joint ventures.  For the three months ended March 31, 2015, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our West region joint ventures.

During each of the three months ended March 31, 2016 and 2015, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the three months ended March 31, 2016 or 2015.

The table set forth below summarizes the condensed combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Assets:
Cash	$35,737	$34,893
Inventories	517,272	510,502
Other assets	14,264	14,540
Total assets	$567,273	$559,935

Liabilities and Equity:
Accounts payable and accrued liabilities	$18,447	$26,571
Non-recourse debt	31,558	33,704
CalAtlantic equity	146,624	130,750
Other members' equity	370,644	368,910
Total liabilities and equity	$567,273	$559,935

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$137,591	$132,763

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of total equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of March 31, 2016 and December 31, 2015, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $3.7 million and $2.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of March 31, 2016 and December 31, 2015, respectively, which capitalized interest is not included in the condensed combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of March 31, 2016, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs and we did not have a controlling interest, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Warranty accrual, beginning of the period	$40,691	$13,584
Warranty costs accrued during the period	4,588	1,775
Warranty costs paid during the period	(4,774)	(2,320)
Warranty accrual, end of the period	$40,505	$13,039

13.   Revolving Credit Facility and Letter of Credit Facilities

As of March 31, 2016, we were party to a $750 million unsecured revolving credit facility (the "Revolving Facility"), $350 million of which is available for letters of credit, which matures in October 2019.  The Revolving Facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 0.43% at March 31, 2016) plus 1.75% or (ii) Prime (3.50% at March 31, 2016) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  We were in compliance with all of the Revolving Facility covenants as of March 31, 2016.  The Revolving Facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On March 31, 2016, we had $266.0 million outstanding under the facility and had outstanding letters of credit issued under the facility totaling $111.0 million, leaving $373.0 million available under the facility to be drawn.

As of March 31, 2016, in addition to our $350 million letter of credit sublimit under our Revolving Facility, we were party to four committed letter of credit facilities totaling $48 million, of which $32.0 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2016 to October 2017.  As of March 31, 2016, these facilities were secured by cash collateral deposits of $32.5 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

14.  Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At March 31, 2016, we had approximately $23.9 million outstanding in secured project debt and other notes payable.

15.  Senior Notes Payable

Senior notes payable consisted of the following at:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)

10.75% Senior Notes due September 2016	$277,256	$275,845
8.4% Senior Notes due May 2017	245,525	248,975
8.375% Senior Notes due May 2018	574,176	574,058
1.625% Convertible Senior Notes due May 2018	217,714	301,754
0.25% Convertible Senior notes due June 2019	249,517	248,098
6.625% Senior Notes due December 2021	324,389	325,882
8.375% Senior Notes due January 2021	394,423	394,152
6.25% Senior Notes due December 2021	297,267	297,148
5.375% Senior Notes due October 2022	249,130	249,096
5.875% Senior Notes due November 2024	296,694	296,598
1.25% Convertible Senior Notes due August 2032	250,819	250,410
	$3,376,910	$3,462,016

The carrying amount of our senior notes listed above are net of debt issuance costs and any discounts and premiums that are amortized to interest costs over the respective terms of the notes.

The Company's 1.625% Convertible Senior Notes due 2018 (the "1.625% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes bear interest at a rate of 1.625% per year and will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8309 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.42 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 (the "0.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes bear interest at a rate of 0.25% per year and will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.5930 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.57 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 (the "1.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.25% Convertible Notes bear interest at a rate of 1.25% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.8113 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.30 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed. On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.

Our senior notes payable are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our Convertible Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants.  Our 2016 Notes contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends, stock repurchases and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indenture).  As of March 31, 2016, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the "Guarantor Subsidiaries") guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  The indentures entered into prior to our merger with Ryland provide that a Guarantor Subsidiary will be released and relieved of any obligations under the applicable note guarantee in the event (i) of a sale or other disposition (whether by merger, stock purchase, asset sale or otherwise) of a Guarantor Subsidiary to an entity which is not CalAtlantic Group, Inc. or a Guarantor Subsidiary; (ii) the requirements for legal defeasance or covenant defeasance have been satisfied; (iii) a Guarantor Subsidiary ceases to be a restricted subsidiary as the result of the Company owning less than 80% of such Guarantor Subsidiary; (iv) a Guarantor Subsidiary ceases to guarantee all other public notes of the Company; or (v) a Guarantor Subsidiary is designated as an Unrestricted Subsidiary under the indentures for covenant purposes.  The indentures entered into concurrently with the closing of our merger with Ryland provide that a Guarantor Subsidiary will be released and relieved of any obligations under the applicable note guarantee in the event that (in the case of the non-convertible senior notes) such Guarantor Subsidiary ceases to be a restricted subsidiary in the homebuilding segment or (in the case of the convertible senior notes) such Guarantor Subsidiary ceases to guaranty any publicly traded debt securities.  Please see Note 22 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

16.   Preferred Stock

Prior to our merger with Ryland, MP CA Homes, LLC ("MatlinPatterson") held all of the outstanding shares of Company Series B Preferred Stock and 126.4 million shares of Company common stock, which, together, represented approximately 59% of the total number of shares of Company common stock issued and outstanding on an if-converted basis.  Immediately following the merger, MatlinPatterson converted all of their shares of preferred stock into 17.6 million shares of Company common stock.  As of March 31, 2016, MatlinPatterson held 42.8 million shares (approximately 36%) of the Company's outstanding common stock and no shares of preferred stock.

17.   Mortgage Credit Facilities
At March 31, 2016, we had $164.9 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consisted of a $200 million uncommitted repurchase facility with one lender, maturing in January 2017, and a $75 million repurchase facility with another lender (for which the maximum commitment amount adjusts based on a seasonally adjusted calendar schedule, which was fixed at $75 million as of March 31, 2016), which matured in April 2016.  These facilities require our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $4.5 million as of March 31, 2016, and also contain financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of March 31, 2016,

CalAtlantic Mortgage was in compliance with the financial and other covenants contained in these facilities.
In April 2016, CalAtlantic Mortgage extended the maturity date of its $75 million repurchase facility to July 2016.

18.   Disclosures about Fair Value

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

•  Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the Company's financial instruments measured at fair value on a recurring basis:

		Fair Value at
Description	Fair Value Hierarchy	March 31, 2016	December 31, 2015
		(Dollars in thousands)

Marketable securities, available-for-sale
Municipal debt securities	Level 2	$9,945	$9,734
Metropolitan district bond securities	Level 3	$8,711	$9,710
Mortgage loans held for sale	Level 2	$191,003	$328,835

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC 825:

		March 31, 2016		December 31, 2015
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$21,553	$21,553	$22,704	$22,704
Homebuilding liabilities:
Senior and convertible senior notes payable, net	Level 2	$3,376,910	$3,639,573	$3,462,016	$3,675,276

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

The fair value of our cash and equivalents, restricted cash, accounts payable and other liabilities, secured project debt and other notes payable, and mortgage credit facilities approximate their carrying amounts due to the short-term nature of these assets and liabilities.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2016, we had non-refundable cash deposits outstanding of approximately $65.8 million and capitalized pre-acquisition and other development and construction costs of approximately $7.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $759.3 million.

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

b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of March 31, 2016, we held membership interests in 26 homebuilding and land development joint ventures, of which 12 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $31.6 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2016.  At March 31, 2016, we had no joint venture surety bonds outstanding.

c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At March 31, 2016, we had approximately $821.1 million in surety bonds outstanding, with respect to which we had an estimated $390.1 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  CalAtlantic Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $291.6 million at March 31, 2016 and carried a weighted average interest rate of approximately 4.3%.  Interest rate risks related to these obligations are mitigated by CalAtlantic Mortgage through the preselling of loans to investors or through its interest rate hedging program.  As of March 31, 2016, CalAtlantic Mortgage had approximately $186.0 million in closed mortgage loans held for sale and $5.6 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.  In addition, as of March 31, 2016, CalAtlantic Mortgage had approximately $291.6 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, substantially all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

Substantially all of the loans originated by CalAtlantic Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to CalAtlantic Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  During the three months ended March 31, 2016 and 2015, CalAtlantic Mortgage recorded no loan loss expense related to indemnification and repurchase allowances, and as of March 31, 2016, CalAtlantic Mortgage had indemnity and repurchase allowances related to loans sold of approximately $3.7 million.  In addition, during the first quarter of 2016 and 2015, CalAtlantic Mortgage made make-whole payments of $0.1 million and $0, respectively.

e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of March 31, 2016 and December 31, 2015 were $119.6 million and $125.3 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.

Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ materially from our currently estimated amounts.

20.   Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes ("ASC 740").  ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.  Changes to enacted tax rates could materially impact the value of our deferred tax asset.

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

Our 2016 first quarter provision for income taxes of $42.5 million primarily related to our $115.2 million of pretax income.  As of March 31, 2016, we had a $350.6 million deferred tax asset which was partially offset by a valuation allowance of $1.4 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $139.9 million of our deferred tax asset related to net operating loss carryforwards ($106.3 million of federal and state net operating loss carryforwards that were subject to the Internal Revenue Code Section 382 ("Section 382") gross annual limitation of $15.6 million for both federal and state purposes, and $33.6 million of state net operating loss carryforwards that were not subject to such limitation).  The remaining deferred tax asset balance of $210.7 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.   As of March 31, 2016 and December 31, 2015, our liability for unrecognized tax benefits was $12.7 million and $10.6 million, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, as of March 31, 2016, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2011 through 2015.

21.   Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$23,027	$12,059

22.   Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 15 "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$461,738	$534,454	$189,491	$	―	$1,185,683
Cost of sales	(372,841)	(430,002)	(135,652)		―	(938,495)
Gross margin	88,897	104,452	53,839		―	247,188
Selling, general and administrative expenses	(55,051)	(67,846)	(13,804)		―	(136,701)
Income (loss) from unconsolidated joint ventures	689	144	356		―	1,189
Equity income of subsidiaries	54,167	―	―		(54,167)	―
Interest income (expense), net	1,337	(965)	(372)		―	―
Other income (expense)	(3,615)	189	18		―	(3,408)
Homebuilding pretax income	86,424	35,974	40,037		(54,167)	108,268
Financial Services:
Financial services pretax income	―	―	6,936		―	6,936
Income before taxes	86,424	35,974	46,973		(54,167)	115,204
Provision for income taxes	(13,763)	(17,474)	(11,306)		―	(42,543)
Net income	$72,661	$18,500	$35,667		$(54,167)	$72,661

	Three Months Ended March 31, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$136,892	$219,728	$113,658	$	―	$470,278
Cost of sales	(103,358)	(170,957)	(81,858)		―	(356,173)
Gross margin	33,534	48,771	31,800		―	114,105
Selling, general and administrative expenses	(23,146)	(32,750)	(10,174)		―	(66,070)
Income (loss) from unconsolidated joint ventures	26	―	(477)		―	(451)
Equity income of subsidiaries	23,367	―	―		(23,367)	―
Interest income (expense), net	3,223	(2,744)	(479)		―	―
Other income (expense)	(1,001)	(148)	853		―	(296)
Homebuilding pretax income	36,003	13,129	21,523		(23,367)	47,288
Financial Services:
Financial services pretax income	―	―	1,208		―	1,208
Income before taxes	36,003	13,129	22,731		(23,367)	48,496
Provision for income taxes	(4,398)	(7,324)	(5,169)		―	(16,891)
Net income	$31,605	$5,805	$17,562		$(23,367)	$31,605

22.   Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$86,958	$35,975	$46,595	$	―	$169,528
Restricted cash	―	―	34,652		―	34,652
Intercompany receivables	2,136,557	―	74,958		(2,211,515)	―
Inventories:
Owned	2,618,174	2,340,739	1,358,153		―	6,317,066
Not owned	29,382	36,231	3,978		―	69,591
Investments in unconsolidated joint ventures	6,064	4,537	126,990		―	137,591
Investments in subsidiaries	1,699,320	―	―		(1,699,320)	―
Deferred income taxes, net	361,170	―	―		(12,043)	349,127
Goodwill and other intangibles, net	969,315	―	―		―	969,315
Other assets	66,658	42,098	4,448		―	113,204
Total Homebuilding Assets	7,973,598	2,459,580	1,649,774		(3,922,878)	8,160,074
Financial Services:
Cash and equivalents	―	―	23,691		―	23,691
Restricted cash	―	―	22,985		―	22,985
Mortgage loans held for sale, net	―	―	187,444		―	187,444
Mortgage loans held for investment, net	―	―	21,553		―	21,553
Other assets	―	―	17,633		(1,643)	15,990
Total Financial Services Assets	―	―	273,306		(1,643)	271,663
Total Assets	$7,973,598	$2,459,580	$1,923,080		$(3,924,521)	$8,431,737

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$71,131	$77,322	$21,183	$	―	$169,636
Accrued liabilities and intercompany payables	222,732	1,476,321	923,000		(2,150,243)	471,810
Revolving credit facility	266,000	―	―		―	266,000
Secured project debt and other notes payable	94,856	―	4,004		(74,958)	23,902
Senior notes payable	3,376,910	―	―		―	3,376,910
Total Homebuilding Liabilities	4,031,629	1,553,643	948,187		(2,225,201)	4,308,258
Financial Services:
Accounts payable and other liabilities	―	―	16,567		―	16,567
Mortgage credit facilities	―	―	164,943		―	164,943
Total Financial Services Liabilities	―	―	181,510		―	181,510
Total Liabilities	4,031,629	1,553,643	1,129,697		(2,225,201)	4,489,768

Equity:
Total Equity	3,941,969	905,937	793,383		(1,699,320)	3,941,969
Total Liabilities and Equity	$7,973,598	$2,459,580	$1,923,080		$(3,924,521)	$8,431,737

22.   Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$6,387	$112,852	$31,837	$	―	$151,076
Restricted cash	―	―	35,990		―	35,990
Intercompany receivables	2,380,899	―	152,505		(2,533,404)	―
Inventories:
Owned	2,524,927	2,304,305	1,240,727		―	6,069,959
Not owned	32,393	38,925	11,928		―	83,246
Investments in unconsolidated joint ventures	5,353	4,330	123,080		―	132,763
Investments in subsidiaries	1,644,453	―	―		(1,644,453)	―
Deferred income taxes, net	405,945	―	―		(9,751)	396,194
Goodwill	933,360	―	―		―	933,360
Other assets	67,578	48,027	3,163		―	118,768
Total Homebuilding Assets	8,001,295	2,508,439	1,599,230		(4,187,608)	7,921,356
Financial Services:
Cash and equivalents	―	―	35,518		―	35,518
Restricted cash	―	―	22,914		―	22,914
Mortgage loans held for sale, net	―	―	325,770		―	325,770
Mortgage loans held for investment, net	―	―	22,704		―	22,704
Other assets	―	―	18,886		(1,643)	17,243
Total Financial Services Assets	―	―	425,792		(1,643)	424,149
Total Assets	$8,001,295	$2,508,439	$2,025,022		$(4,189,251)	$8,345,505

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$91,873	$82,906	$16,902	$	―	$191,681
Accrued liabilities and intercompany payables	415,803	1,538,096	903,761		(2,378,867)	478,793
Secured project debt and other notes payable	170,167	―	4,061		(148,545)	25,683
Senior notes payable	3,462,016	―	―		―	3,462,016
Total Homebuilding Liabilities	4,139,859	1,621,002	924,724		(2,527,412)	4,158,173
Financial Services:
Accounts payable and other liabilities	―	―	39,860		(17,386)	22,474
Mortgage credit facilities	―	―	303,422		―	303,422
Total Financial Services Liabilities	―	―	343,282		(17,386)	325,896
Total Liabilities	4,139,859	1,621,002	1,268,006		(2,544,798)	4,484,069

Equity:
Total Equity	3,861,436	887,437	757,016		(1,644,453)	3,861,436
Total Liabilities and Equity	$8,001,295	$2,508,439	$2,025,022		$(4,189,251)	$8,345,505

22.   Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(43,214)	$(42,551)	$58,143	$	―	$(27,622)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(135)	(45)	(4,011)		―	(4,191)
Distributions of capital from unconsolidated homebuilding joint ventures	―	―	99		―	99
Loan to parent and subsidiaries	―	―	71,000		(71,000)	―
Other investing activities	488	(199)	853		―	1,142
Net cash provided by (used in) investing activities	353	(244)	67,941		(71,000)	(2,950)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	1,267		―	1,267
Borrowings from revolving credit facility	386,400	―	―		―	386,400
Principal payments on revolving credit facility	(120,400)	―	―		―	(120,400)
Principal payments on secured project debt and other notes payable	(1,724)	―	(57)		―	(1,781)
Loan from subsidiary	(71,000)	―	―		71,000	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(138,479)		―	(138,479)
(Contributions to) distributions from Corporate and subsidiaries	(700)	―	700		―	―
Repurchases of common stock	(87,050)	―	―		―	(87,050)
Common stock dividend payments	(4,792)	―	―		―	(4,792)
Issuance of common stock under employee stock plans, net of tax withholdings	2,055	―	―		―	2,055
Other financing activities	―	(23)	―		―	(23)
Intercompany advances, net	20,643	(34,059)	13,416		―	―
Net cash provided by (used in) financing activities	123,432	(34,082)	(123,153)		71,000	37,197

Net increase (decrease) in cash and equivalents	80,571	(76,877)	2,931		―	6,625
Cash and equivalents at beginning of period	6,387	112,852	67,355		―	186,594
Cash and equivalents at end of period	$86,958	$35,975	$70,286	$	―	$193,219

	Three Months Ended March 31, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(26,142)	$(61,490)	$(6,439)	$	―	$(94,071)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	―	―	(7,639)		―	(7,639)
Distributions of capital from unconsolidated homebuilding joint ventures	―	―	5,732		―	5,732
Loan to parent and subsidiaries	―	―	10,000		(10,000)	―
Other investing activities	(1,080)	(697)	(4,200)		―	(5,977)
Net cash provided by (used in) investing activities	(1,080)	(697)	3,893		(10,000)	(7,884)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(1,019)		―	(1,019)
Borrowings from revolving credit facility	27,700	―	―		―	27,700
Principal payments on revolving credit facility	(12,700)	―	―		―	(12,700)
Principal payments on secured project debt and other notes payable	―	―	(311)		―	(311)
Loan from subsidiary	70,000	―	―		(70,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(77,876)		80,000	2,124
(Contributions to) distributions from Corporate and subsidiaries	9,973	―	(9,973)		―	―
Repurchases of common stock	(22,073)	―	―		―	(22,073)
Issuance of common stock under employee stock plans, net of tax withholdings	(3,930)	―	―		―	(3,930)
Excess tax benefits from share-based payment arrangements	3,369	―	―		―	3,369
Intercompany advances, net	(131,144)	61,909	69,235		―	―
Net cash provided by (used in) financing activities	(58,805)	61,909	(19,944)		10,000	(6,840)

Net increase (decrease) in cash and equivalents	(86,027)	(278)	(22,490)		―	(108,795)
Cash and equivalents at beginning of period	133,304	1,061	78,028		―	212,393
Cash and equivalents at end of period	$47,277	$783	$55,538	$	―	$103,598

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,179,165	$468,379
Land sale revenues	6,518	1,899
Total revenues	1,185,683	470,278
Cost of home sales	(932,128)	(354,817)
Cost of land sales	(6,367)	(1,356)
Total cost of sales	(938,495)	(356,173)
Gross margin	247,188	114,105
Gross margin percentage	20.8%	24.3%
Selling, general and administrative expenses	(136,701)	(66,070)
Income (loss) from unconsolidated joint ventures	1,189	(451)
Other income (expense)	(3,408)	(296)
Homebuilding pretax income	108,268	47,288

Financial Services:
Revenues	17,552	5,393
Expenses	(10,616)	(4,185)
Financial services pretax income	6,936	1,208

Income before taxes	115,204	48,496
Provision for income taxes	(42,543)	(16,891)
Net income	72,661	31,605
Less: Net income allocated to preferred shareholder	―	(7,662)
Less: Net income allocated to unvested restricted stock	(113)	(67)
Net income available to common stockholders	$72,548	$23,876

Income Per Common Share:
Basic	$0.60	$0.44
Diluted	$0.52	$0.40

Weighted Average Common Shares Outstanding:
Basic	120,814,939	54,727,121
Diluted	138,430,580	62,078,364

Weighted average additional common shares outstanding
if preferred shares converted to common shares	―	17,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	138,430,580	79,640,921

Net cash provided by (used in) operating activities	$(27,622)	$(94,071)
Net cash provided by (used in) investing activities	$(2,950)	$(7,884)
Net cash provided by (used in) financing activities	$37,197	$(6,840)

Adjusted Homebuilding EBITDA (1)	$171,230	$79,235
__________________
(1)
Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges and deposit write-offs, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, including amortization of capitalized model costs, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiaries, (j) purchase accounting adjustments and (k) merger and other one-time costs transaction related.  Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as it provides perspective on the underlying performance of the business. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles ("GAAP") financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)    continued
The table set forth below reconciles net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,		LTM Ended March 31,
	2016	2015	2016	2015
	(Dollars in thousands)

Net income	$72,661	$31,605	$254,565	$209,311
Provision for income taxes	42,543	16,891	154,632	127,534
Homebuilding interest amortized to cost of sales and interest expense	30,382	22,638	147,125	120,767
Homebuilding depreciation and amortization	12,012	5,956	47,043	27,996
Amortization of stock-based compensation	3,786	2,695	16,715	8,792
EBITDA	161,384	79,785	620,080	494,400
Add:
Cash distributions of income from unconsolidated joint ventures	450	―	3,280	1,875
Merger-related purchase accounting adjustments included in cost of home sales	12,677	―	76,847	―
Merger and other one-time costs	4,844	207	66,374	207
Less:
Income (loss) from unconsolidated joint ventures	1,189	(451)	3,606	(682)
Income from financial services subsidiaries	6,936	1,208	22,667	8,538
Adjusted Homebuilding EBITDA	$171,230	$79,235	$740,308	$488,626

Recent Developments

October 1, 2015 Closing of Merger Transaction with The Ryland Group, Inc.; Supplemental Pro Forma Information

On October 1, 2015, Standard Pacific Corp. ("Standard Pacific") completed its merger transaction with The Ryland Group, Inc. ("Ryland"), with Standard Pacific continuing as the surviving corporation and changing its name to CalAtlantic Group, Inc.  Because the closing of the merger occurred after the 2015 first quarter, the discussion under the heading "CalAtlantic Discussion and Analysis of Actual Results for the Three Months Ended March 31, 2016 and the Three Months Ended March 31, 2015" includes only stand-alone data for predecessor Standard Pacific for the three months ended March 31, 2015.  To aid readers with 2016 first quarter over 2015 first quarter comparability for the entire merged business, we also are including limited supplemental pro forma information in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.
The foregoing description does not purport to be complete. Additional information regarding the merger may be found in the Company's current report on Form 8-K, filed with the SEC on October 5, 2015, which is incorporated herein by reference.

Selected 2016 First Quarter CalAtlantic to Pro Forma CalAtlantic 2015 First Quarter

The  below table compares actual 2016 first quarter CalAtlantic financial and operating data to pro forma combined 2015 first quarter Standard Pacific and Ryland financial and operating data.  The 2015  unaudited selected condensed combined pro forma data combines the historical home sale revenues, homes delivered, net new orders, backlog and average active selling communities of Standard Pacific and Ryland, giving effect to the merger as if it had been consummated on January 1, 2015.  The 2015 selected condensed combined pro forma financial data are presented for illustrative purposes only, and are not necessarily indicative of results that actually would have occurred or that may occur in the future had the merger with Ryland been completed on January 1, 2015.  Accordingly this information should not be relied upon for purposes of making any investment or other decisions.

	Three Months Ended March 31,
	Actual 2016	Pro Forma 2015	% Change
	(Dollars in thousands)
Home sale revenues
North	$186,195	$179,937	3%
Southeast	277,470	237,046	17%
Southwest	343,035	287,298	19%
West	372,465	265,667	40%
Consolidated total	$1,179,165	$969,948	22%

	Three Months Ended March 31,
	Actual 2016		Pro Forma 2015		% Change
	Homes	ASP	Homes	ASP	Homes	ASP
	(Dollars in thousands)
New homes delivered:
North	561	$332	522	$345	7%	(4%)
Southeast	713	389	712	333	0%	17%
Southwest	854	402	742	387	15%	4%
West	599	622	459	579	31%	7%
Consolidated total	2,727	$432	2,435	$398	12%	9%

Net new orders:
North	891	$330	818	$335	9%	(1%)
Southeast	1,201	371	1,137	355	6%	5%
Southwest	1,131	428	1,145	402	(1%)	6%
West	912	631	860	588	6%	7%
Consolidated total	4,135	$435	3,960	$415	4%	5%

	At March 31,
	Actual 2016		Pro Forma 2015		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
	(Dollars in thousands)
Backlog:
North	1,333	$456,243	1,269	$431,731	5%	6%
Southeast	2,109	876,617	1,803	721,194	17%	22%
Southwest	2,179	989,226	1,829	777,994	19%	27%
West	1,398	889,993	952	593,154	47%	50%
Consolidated total	7,019	$3,212,079	5,853	$2,524,073	20%	27%

	Three Months Ended March 31,
	Actual 2016	Pro Forma 2015	% Change
Average number of selling communities during the period:
North	115	118	(3%)
Southeast	183	166	10%
Southwest	177	180	(2%)
West	96	82	17%
Consolidated total	571	546	5%

CalAtlantic Discussion and Analysis of Actual Results for the Three Months Ended March 31, 2016 and the Three Months Ended March 31, 2015

Overview

The Company's 2016 first quarter results reflect a continuation of the housing market recovery and our focus on the execution of our strategy.  We delivered 2,727 homes during the quarter, generating home sale revenues of $1.2 billion, up 152% from the prior year period, on an average selling price of $432 thousand, compared to $482 thousand for the first quarter of 2015.  We reported net income of $72.7 million, or $0.52 per diluted share, as compared to $31.6 million, or $0.40 per diluted share, for the 2015 first quarter.  Our 2016 first quarter results include approximately $4.8 million of merger and other one-time costs and an approximate $12.7 million reduction in gross margin from home sales due to the application of purchase accounting in connection with the merger.  Homebuilding pretax income for the 2016 first quarter was $108.3 million, compared to $47.3 million in the 2015 first quarter.  Our gross margin from home sales was 21.0% for the first quarter of 2016, compared to 24.2% for the prior year period, and our operating margin from home sales for the 2016 first quarter was 9.4%, compared to 10.1% for the 2015 first quarter.

Homebuilding

	Three Months Ended March 31,
	2016	2015		% Change
	(Dollars in thousands)
Homebuilding revenues:
North	$186,555	$	n/a	n/a
Southeast	277,482		146,449	89%
Southwest	343,034		119,843	186%
West	378,612		203,986	86%
Total homebuilding revenues	$1,185,683		$470,278	152%

Homebuilding pretax income:
North	$9,570	$	n/a	n/a
Southeast	21,050		10,393	103%
Southwest	26,926		11,280	139%
West	50,722		25,615	98%
Total homebuilding pretax income	$108,268		$47,288	129%

Homebuilding pretax income as a percentage
of homebuilding revenues:
North	5.1%		n/a	n/a
Southeast	7.6%		7.1%	0.5%
Southwest	7.8%		9.4%	(1.6%)
West	13.4%		12.6%	0.8%
Total homebuilding pretax income percentage	9.1%		10.1%	(1.0%)

Homebuilding pretax income for the 2016 first quarter was $108.3 million compared to $47.3 million in the year earlier period.  This increase was primarily attributable to the 152% increase in home sale revenues, which was partially offset by a decrease in gross margin percentage from home sales.

Revenues

Home sale revenues increased 152%, from $468.4 million for the 2015 first quarter to $1.2 billion for the 2016 first quarter, primarily as a result of a 181% increase in new home deliveries.

	Three Months Ended March 31,
	2016	2015	% Change
New homes delivered:
North	561	n/a	n/a
Southeast	713	385	85%
Southwest	854	238	259%
West	599	349	72%
Total	2,727	972	181%

The increase in new home deliveries for the 2016 first quarter as compared to the prior year period resulted primarily from the backlog and new selling communities we acquired in connection with our merger with Ryland.

	Three Months Ended March 31,
	2016	2015		% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
North	$332	$	n/a	n/a
Southeast	389		377	3%
Southwest	402		504	(20%)
West	622		583	7%
Total	$432		$482	(10%)

Our 2016 first quarter consolidated average selling price of $432 thousand decreased compared to $482 thousand for the prior year period, resulting primarily from the lower average home price of the homes in backlog we acquired in connection with the merger.

Gross Margin

Our 2016 first quarter gross margin percentage from home sales decreased to 21.0% compared to 24.2% in the 2015 first quarter.  Our 2016 first quarter gross margin was significantly and adversely impacted by the fair value accounting applied to homes under construction acquired in connection with the merger, with fair value accounting causing us to recognize approximately $12.7 million as an increase to cost of sales during the 2016 first quarter.  Our 2016 gross margin was also negatively impacted by an increase in direct construction costs per home.

SG&A Expenses

Our 2016 first quarter SG&A expenses (including Corporate G&A) were $136.7 million compared to $66.1 million for the prior year period, and as a percentage of home sale revenues was 11.6% compared to 14.1% for the 2015 first quarter.  This 250 basis point improvement was primarily the result of a 152% increase in home sale revenues and the operating leverage we gained in connection with the merger.

Other Income (Expense)

Other expense of $3.4 million for the 2016 first quarter was primarily attributable to $4.4 million of transaction costs incurred in connection with the merger with Ryland, partially offset by $0.9 million of interest income.

Operating Data

	Three Months Ended March 31,
	2016	2015	% Change	% Absorption Change (1)
Net new orders (2):
North	891	n/a	n/a	n/a
Southeast	1,201	558	115%	(5%)
Southwest	1,131	392	189%	(9%)
West	912	621	47%	(7%)
Total	4,135	1,571	163%	(9%)

	Three Months Ended March 31,
	2016	2015		% Change
Average selling prices of net new orders:	(Dollars in thousands)
North	$330	$	n/a	n/a
Southeast	371		423	(12%)
Southwest	428		509	(16%)
West	631		636	(1%)
Total	$435		$528	(18%)

	Three Months Ended March 31,
	2016	2015	% Change
Average number of selling communities during the period:
North	115	n/a	n/a
Southeast	183	81	126%
Southwest	177	56	216%
West	96	61	57%
Total	571	198	188%
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

Net new orders for the 2016 first quarter increased 163%, to 4,135 homes, from the prior year period on a 188% increase in average active selling communities.  Our monthly sales absorption rate was 2.4 per community for the 2016 first quarter, down 9% compared to the 2015 first quarter and up 55% compared to the 2015 fourth quarter. The increase in sales absorption rate from the 2015 fourth quarter to the 2016 first quarter was above the seasonality we typically experience in our business.  Our cancellation rate for the 2016 first quarter was 12%, up 1% compared to the 2015 first quarter and down from 22% for the 2015 fourth quarter.  Our 2016 first quarter cancellation rate was down significantly from the average historical cancellation rate of approximately 22% we have experienced over the last 10 years.  At March 31, 2016, we had 567 active selling communities.

	At March 31,
	2016		2015			% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value		Homes	Dollar Value
North	1,333	$456,243	n/a	$	n/a	n/a	n/a
Southeast	2,109	876,617	944		461,589	123%	90%
Southwest	2,179	989,226	700		373,902	211%	165%
West	1,398	889,993	666		457,781	110%	94%
Total	7,019	$3,212,079	2,310		$1,293,272	204%	148%

The dollar value of our backlog as of March 31, 2016 increased 148% from the year earlier period to $3.2 billion, or 7,019 homes.  The increase in backlog value compared to the prior year period was driven primarily by the 204% increase in units in backlog as a result of the merger, partially offset by an 18% decrease in our consolidated average home price in backlog to $458 thousand.  The lower average home price in our backlog as of March 31, 2016 compared to the prior year period was primarily attributable to a shift in product mix.

	At March 31,
	2016	2015	% Change
Homesites owned and controlled:
North	15,495	n/a	n/a
Southeast	24,020	16,451	46%
Southwest	15,007	6,811	120%
West	14,370	11,921	21%
Total (including joint ventures)	68,892	35,183	96%

Homesites owned	51,817	29,184	78%
Homesites optioned or subject to contract	15,148	5,801	161%
Joint venture homesites (1)	1,927	198	873%
Total (including joint ventures)	68,892	35,183	96%

Homesites owned:
Raw lots	9,765	8,221	19%
Homesites under development	19,468	7,659	154%
Finished homesites	11,196	7,654	46%
Under construction or completed homes	9,041	3,428	164%
Held for sale	2,347	2,222	6%
Total	51,817	29,184	78%
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of March 31, 2016 increased 96% from the year earlier period and decreased 2% from the 70,494 homesites owned and controlled as of December 31, 2015.  We purchased $215.4 million of land (2,902 homesites) during the 2016 first quarter, of which 24% (based on homesites) were located in the North, 15% in the Southeast, 21% in the Southwest, and 40% in the West.  As of March 31, 2016, we owned or controlled 68,892 homesites, of which 45,729 were owned and actively selling or under development, 17,075 were controlled or under option (including joint venture homesites), and the remaining 6,088 homesites were held for future development or for sale.

	At March 31,
	2016	2015	% Change
Homes under construction:
Homes under construction (excluding specs)	4,110	1,463	181%
Speculative homes under construction	2,150	854	152%
Total homes under construction	6,260	2,317	170%

Completed homes:
Completed and unsold homes (excluding models)	988	424	133%
Completed and under contract (excluding models)	884	338	162%
Model homes	909	349	160%
Total completed homes	2,781	1,111	150%

Homes under construction (excluding speculative homes) as of March 31, 2016 increased 181% compared to March 31, 2015, consistent with our homes in backlog, which were up 204% compared to March 31, 2015.  Speculative homes under construction as of March 31, 2016 increased 152% over the prior year period, resulting primarily from a year over year increase in our number of active selling communities as a result of the merger and our strategy to maintain a supply of speculative homes in each community.

Financial Services

In the 2016 first quarter our financial services segment reported pretax income of $6.9 million compared to $1.2 million in the year earlier period.  The increase was driven primarily by a 108% increase in the dollar volume of loans originated and sold and a $3.2 million increase in title services revenues.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Total Originations:
Loans	1,451	603
Principal	$451,767	$214,822
Capture Rate	61%	77%

Loans Sold to Third Parties:
Loans	1,847	831
Principal	$584,301	$282,689

Mortgage Loan Origination Product Mix:
FHA loans	17%	9%
Other government loans (VA & USDA)	11%	7%
Total government loans	28%	16%
Conforming loans	67%	79%
Jumbo loans	5%	5%
	100%	100%
Loan Type:
Fixed	93%	91%
ARM	7%	9%
Credit Quality:
Avg. FICO score	736	751
Other Data:
Avg. combined LTV ratio	83%	79%
Full documentation loans	100%	100%

Income Taxes

Our 2016 first quarter provision for income taxes of $42.5 million primarily relates to our $115.2 million of pretax income.  As of March 31, 2016, we had a $350.6 million deferred tax asset which was partially offset by a valuation allowance of $1.4 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $106.3 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes.  The $244.3 million balance of the deferred tax asset is not subject to such limitations.

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisition • homebuilder acquisitions • construction and development • operating expenses	• principal and interest payments on debt • cash collateralization • stock repurchases • the payment of dividends

Cash requirements over the last several years have been met by:

• internally generated funds • bank revolving credit and term loans • land option contracts and seller notes • public and private sales of our equity • public and private note offerings	• joint venture financings • assessment district bond financings • letters of credit and surety bonds • mortgage credit facilities • tax refunds

For the three months ended March 31, 2016, we used $27.6 million of cash in operating activities versus $94.1 million in the year earlier period.  The decrease in cash used in operating activities during the

2016 first quarter as compared to the prior year was driven primarily by a 152% increase in homebuilding revenues, partially offset by a $211.5 million increase in cash land purchase and development costs.  As of March 31, 2016, our homebuilding cash balance was $204.2 million (including $34.7 million of restricted cash).

Revolving Credit Facility. As of March 31, 2016, we were party to a $750 million unsecured revolving credit facility (the "Revolving Facility"), $350 million of which is available for letters of credit, which matures in October 2019. The Revolving Facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 0.43% at March 31, 2016) plus 1.75% or (ii) Prime (3.50% at March 31, 2016) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  The Revolving Facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On March 31, 2016, we had $266.0 million outstanding under the facility and had outstanding letters of credit issued under the facility totaling $111.0 million, leaving $373.0 million available under the facility to be drawn.

Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at March 31, 2016	Covenant Requirements at March 31, 2016
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$2,970.0	≥	$1,726.9
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.21	≤	2.00
Liquidity or Interest Coverage Ratio (3):
Liquidity	$122.9	≥	$186.8
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (4)	2.72	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (5)	$677.6	≤	$1,119.5
Actual/Permitted Borrowings under the Revolving Facility (6)	$377.0	≤	$750.0
__________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.
(3)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  At March 31, 2016, we met the condition described in clause (ii).

(4)	Consolidated Interest Incurred excludes noncash interest expense.
(5)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.
(6)	As of March 31, 2016, our availability under the Revolving Facility was $373.0 million.

Letter of Credit Facilities.  As of March 31, 2016, in addition to our $350 million letter of credit sublimit under our Revolving Facility, we were party to four committed letter of credit facilities totaling $48 million, of which $32.0 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2016 to October 2017.  As of March 31, 2016, these facilities were secured by cash collateral deposits of $32.5 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of March 31, 2016, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

March 31, 2016
(Dollars in thousands)

10.75% Senior Notes due September 2016	$280,000
8.4% Senior Notes due May 2017	230,000
8.375% Senior Notes due May 2018	575,000
1.625% Convertible Senior Notes due May 2018	225,000
0.25% Convertible Senior Notes due June 2019	267,500
6.625% Senior Notes due May 2020	300,000
8.375% Senior Notes due January 2021	400,000
6.25% Senior Notes due December 2021	300,000
5.375% Senior Notes due November 2024	250,000
5.875% Senior Notes due November 2024	300,000
1.25% Convertible Senior Notes due August 2032	253,000
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

As of March 31, 2016, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.

Covenant Requirements	Actual at March 31, 2016	Covenant Requirements at March 31, 2016

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.23	≤	2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	3.00	≥	2.00

The Company's 1.625% Convertible Senior Notes due 2018 (the "1.625% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes bear interest at a rate of 1.625% per year and will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8309 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.42 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 (the "0.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes bear interest at a rate of 0.25% per year and will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.5930 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.57 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 (the "1.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.25% Convertible Notes bear interest at a rate of 1.25% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.8113 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.30 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed. On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.

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

Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2016, only two joint ventures had project specific debt outstanding, which totaled $31.6 million.  This joint venture bank debt was non-recourse to us.  At March 31, 2016, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

Secured Project Debt and Other Notes Payable.  At March 31, 2016, we had $23.9 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities.  At March 31, 2016, we had $164.9 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consisted of a $200 million uncommitted repurchase facility with one lender, maturing in January 2017, and a $75 million repurchase facility with another lender (for which the maximum commitment amount adjusts based on a seasonally adjusted calendar schedule, which was fixed at $75 million as of March 31, 2016), which matured in April 2016.  These facilities require our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $4.5 million as of March 31, 2016, and also contain financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of March 31, 2016, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in these facilities.

In April 2016, CalAtlantic Mortgage extended the maturity date of its $75 million repurchase facility to July 2016.

Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance obligations.  At March 31, 2016, we had approximately $821.1 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $390.1 million remaining in cost to complete.

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

Dividends.  For the three months ended March 31, 2016, we paid a dividend of $0.04 per share on March 30, 2016.  We did not pay dividends during the three months ended March 31, 2015.  On May 3, 2016 our Board of Directors declared a dividend of $0.04 per share to be paid on June 30, 2016 to holders of record on June 15, 2016.

Stock Repurchases.  On October 28, 2014, we announced that our Board of Directors authorized a $100 million stock repurchase plan and on February 11, 2016 we announced a new $200 million stock repurchase plan that replaces the previous authorization in its entirety.  During the three months ended March 31, 2016, we repurchased 2.8 million shares of our common stock in open market transactions under the plan, and as of March 31, 2016, we had remaining authorization to repurchase $113.0 million of our common stock.

Leverage.  Our homebuilding debt to total book capitalization as of March 31, 2016 was 48.2%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended March 31, 2016 and 2015 was 5.0x and 4.4x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 4.7x and 4.2x, respectively (please see page 29 for the reconciliation of net income, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2016, we had non-refundable cash deposits outstanding of approximately $65.8 million and capitalized pre-acquisition and other development and construction costs of approximately $7.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $759.3 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2016, we held membership interests in 26 homebuilding and land development joint ventures, of which 12 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $31.6 million.  This joint venture debt is non-recourse to us, with $30 million scheduled to mature in June 2016 and $1.6 million scheduled to mature in May 2018.  At March 31, 2016, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

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

•	Segment reporting;
•	Inventories and impairments;
•	Stock-based compensation;
•	Homebuilding revenue and cost of sales;
•	Variable interest entities;
•	Unconsolidated homebuilding and land development joint ventures;
•	Warranty accruals;
•	Insurance and litigation accruals;
•	Income taxes; and
•	Goodwill.

There have been no significant changes to our critical accounting policies from those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2016.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  For a portion of its loan originations, CalAtlantic Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, CalAtlantic Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of March 31, 2016, CalAtlantic Mortgage had approximately $186.0 million in closed mortgage loans held for sale and $5.6 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.

CalAtlantic Mortgage also originates a portion of its mortgage loans on a non-presold basis.  When originating mortgage loans on a non-presold basis, CalAtlantic Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, CalAtlantic Mortgage enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by CalAtlantic Mortgage and financed under its mortgage credit facilities for a short period of time (typically for 30 to 45 days) before the loans are sold to third party investors.  CalAtlantic Mortgage utilizes third party hedging software to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist CalAtlantic Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner.  In addition, as of March 31, 2016, CalAtlantic Mortgage had approximately $291.6 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	housing market and economic conditions and trends in the geographic markets in which we operate;
•	our land acquisition strategy and our sources of funds relating thereto;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	litigation outcomes and related costs;
•	plans to purchase notes prior to maturity and engage in debt exchange transactions;
•	amounts remaining to complete relating to existing surety bonds; and
•	our interest rate hedging and derivatives strategy.

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the following:

•	adverse economic developments that negatively impact the demand for homes;
•	the market value and availability of land;
•	the willingness of customers to purchase homes at times when mortgage-financing costs are high or when credit is difficult to obtain;

•	competition with other homebuilders as well as competition from the sellers of existing homes and rental properties;
•	the cost and availability of labor and materials;
•	our ability to obtain suitable bonding for development of our communities;
•	high cancellation rates;
•	the risk of our longer term acquisition strategy;
•	adverse weather conditions and natural disasters;
•	litigation and warranty claims;
•	the inherent danger of our building sites;
•	our reliance on subcontractors and their ability to construct our homes;
•	risks relating to our mortgage financing activities, including our obligation to repurchase loans we previously sold in the secondary market;
•	our dependence on key employees;
•	risks relating to acquisitions, including integration risks;
•	our failure to maintain the security of our electronic and other confidential information;
•	the adverse effects of negative media publicity;
•	government regulation, including environmental, building, climate change, worker health, safety, mortgage lending, title insurance, zoning and land use regulation;
•	increased regulation of the mortgage industry;
•	changes to tax laws that make homeownership more expensive;
•	the impact of "slow growth", "no growth" and similar initiatives;
•	our ability to obtain additional capital when needed and at an acceptable cost;
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

•
integration risk relating to Ryland, including the difficulty of the process, loss of key personnel, that we may incur additional costs, that our future results will suffer if we do not effectively manage our expanded operations, and that our rebranding initiative may not be successful;

•	the influence of our principal stockholder;
•
the provisions of our charter, bylaws, stockholders' rights agreements and debt covenants that could prevent a third party from acquiring us or limit the price investors might be willing to pay for shares of our common stock; and

•	other risks discussed in this report and our other filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 1A.            RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.  For a detailed description of risk factors, refer to Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2016, we repurchased the following shares under our repurchase program:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet be
		Average	Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased (1)	Share	Programs (1)	Programs (1)
January 1, 2016 to January 31, 2016	―	―	―	$41,311,731
February 1, 2016 to February 29, 2016	300,000	$28.32	300,000	$191,505,320
March 1, 2016 to March 31, 2016	2,503,095	$31.36	2,503,095	$113,006,009
Total	2,803,095	$31.03	2,803,095
__________________
(1)
On February 11, 2016, we announced that our Board of Directors authorized a new $200 million repurchase plan of our common stock. The stock repurchase plan authorized by the Board of Directors has no stated expiration date and  replaces in its entirety the $41.3 million remaining authorization we had available under our previously announced October 28, 2014 plan.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

Not applicable.

ITEM 6.                 EXHIBITS

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from CalAtlantic Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements

of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    CALATLANTIC GROUP, INC.
                                                                    (Registrant)

Dated: May 6, 2016	By:	/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)

Dated: May 6, 2016	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)