Form 10-Q
period 2016-06-30
CalAtlantic Group, Inc.
filed 2016-07-29
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Registrant's shares of common stock outstanding at July 28, 2016: 118,398,641

CALATLANTIC GROUP, INC.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$1,558,701		$694,678	$2,737,866		$1,163,057
Land sale revenues	19,661		4,954	26,179		6,853
Total revenues	1,578,362		699,632	2,764,045		1,169,910
Cost of home sales	(1,217,793)		(523,933)	(2,149,921)		(878,750)
Cost of land sales	(19,212)		(3,758)	(25,579)		(5,114)
Total cost of sales	(1,237,005)		(527,691)	(2,175,500)		(883,864)
Gross margin	341,357		171,941	588,545		286,046
Selling, general and administrative expenses	(165,694)		(79,910)	(302,395)		(145,980)
Income (loss) from unconsolidated joint ventures	223		(51)	1,412		(502)
Other income (expense)	(4,415)		(5,276)	(7,823)		(5,572)
Homebuilding pretax income	171,471		86,704	279,739		133,992
Financial Services:
Revenues	20,539		7,411	38,091		12,804
Expenses	(12,393)		(4,593)	(23,009)		(8,778)
Financial services pretax income	8,146		2,818	15,082		4,026

Income before taxes	179,617		89,522	294,821		138,018
Provision for income taxes	(66,857)		(32,324)	(109,400)		(49,215)
Net income	112,760		57,198	185,421		88,803
Less: Net income allocated to preferred shareholder	―		(13,798)	―		(21,475)
Less: Net income allocated to unvested restricted stock	(251)		(112)	(350)		(181)
Net income available to common stockholders	$112,509		$43,288	$185,071		$67,147

Income Per Common Share:
Basic	$0.95		$0.79	$1.55		$1.22
Diluted	$0.83		$0.72	$1.36		$1.12

Weighted Average Common Shares Outstanding:
Basic	118,419,937		55,099,690	119,617,438		54,914,435
Diluted	136,088,146		62,110,779	137,277,899		62,081,531

Weighted average additional common shares outstanding
if preferred shares converted to common shares	―		17,562,557	―		17,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	136,088,146		79,673,336	137,277,899		79,644,088

Cash Dividends Per Common Share	$0.04	$	―	$0.08	$	―

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
	(Unaudited)

Net income	$112,760	$57,198	$185,421	$88,803
Other comprehensive income, net of tax:
Unrealized gain on marketable securities, available for sale	―	―	39	―
Total comprehensive income	$112,760	$57,198	$185,460	$88,803

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$256,007	$151,076
Restricted cash	30,833	35,990
Inventories:
Owned	6,421,737	6,069,959
Not owned	81,603	83,246
Investments in unconsolidated joint ventures	147,631	132,763
Deferred income taxes, net of valuation allowance of $1,441 and $1,156 at
June 30, 2016 and December 31, 2015, respectively	337,538	396,194
Goodwill	969,048	933,360
Other assets	117,484	118,768
Total Homebuilding Assets	8,361,881	7,921,356
Financial Services:
Cash and equivalents	31,863	35,518
Restricted cash	22,008	22,914
Mortgage loans held for sale, net	188,977	325,770
Mortgage loans held for investment, net	25,394	22,704
Other assets	19,854	17,243
Total Financial Services Assets	288,096	424,149
Total Assets	$8,649,977	$8,345,505

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$215,761	$191,681
Accrued liabilities	477,950	478,793
Secured project debt and other notes payable	41,139	25,683
Senior notes payable	3,674,559	3,462,016
Total Homebuilding Liabilities	4,409,409	4,158,173
Financial Services:
Accounts payable and other liabilities	26,099	22,474
Mortgage credit facilities	174,514	303,422
Total Financial Services Liabilities	200,613	325,896
Total Liabilities	4,610,022	4,484,069

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
and outstanding at June 30, 2016 and December 31, 2015	―	―
Common stock, $0.01 par value; 600,000,000 shares authorized; 118,394,299 and 121,286,153 shares issued and outstanding at June 30, 2016 and
December 31, 2015, respectively	1,184	1,213
Additional paid-in capital	3,326,943	3,324,328
Accumulated earnings	711,784	535,890
Accumulated other comprehensive income, net of tax	44	5
Total Equity	4,039,955	3,861,436
Total Liabilities and Equity	$8,649,977	$8,345,505

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$185,421	$88,803
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	(1,412)	502
Depreciation and amortization	27,428	14,982
Amortization of stock-based compensation	7,512	5,084
Excess tax benefits from share-based payment arrangements	―	(6,363)
Deferred income tax provision	4,315	49,198
Other operating activities	97	626
Changes in cash and equivalents due to:
Mortgage loans held for sale	136,903	65,182
Inventories - owned	(271,304)	(341,894)
Inventories - not owned	(19,254)	(12,061)
Other assets	(1,758)	5,877
Accounts payable	24,080	34,634
Accrued liabilities	(28,414)	(15,767)
Net cash provided by (used in) operating activities	63,614	(111,197)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(22,592)	(20,778)
Distributions of capital from unconsolidated homebuilding joint ventures	8,115	8,760
Other investing activities	(4,166)	(12,022)
Net cash provided by (used in) investing activities	(18,643)	(24,040)

Cash Flows From Financing Activities:
Change in restricted cash	6,063	(1,242)
Borrowings from revolving credit facility	693,700	158,900
Principal payments on revolving credit facility	(693,700)	(128,900)
Principal payments on secured project debt and other notes payable	(10,169)	(497)
Proceeds from the issuance of senior notes payable	300,000	―
Payment of debt issuance costs	(2,195)	―
Net proceeds from (payments on) mortgage credit facilities	(128,908)	928
Repurchases of common stock	(99,829)	(22,073)
Common stock dividend payments	(9,527)	―
Issuance of common stock under employee stock plans, net of tax withholdings	1,069	(2,322)
Excess tax benefits from share-based payment arrangements	―	6,363
Other financing activities	(199)	―
Net cash provided by (used in) financing activities	56,305	11,157

Net increase (decrease) in cash and equivalents	101,276	(124,080)
Cash and equivalents at beginning of period	186,594	212,393
Cash and equivalents at end of period	$287,870	$88,313

Cash and equivalents at end of period	$287,870	$88,313
Homebuilding restricted cash at end of period	30,833	39,714
Financial services restricted cash at end of period	22,008	1,045
Cash and equivalents and restricted cash at end of period	$340,711	$129,072

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

1.      Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of CalAtlantic Group, Inc. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has also been omitted pursuant to applicable rules and regulations.   In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2016 and the results of operations and cash flows for the periods presented.

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

2.      Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a result, for public companies, ASU 2014-09 will be effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted.  We are currently evaluating the impact the adoption will have on our condensed consolidated financial statements and related disclosures.

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"), which requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.  A reporting entity should apply existing guidance in ASC 718, Compensation — Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards.  The amendments in ASU 2014-12 were effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Our adoption of ASU 2014-12 on January 1, 2016 did not have an effect on our financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Early adoption is permitted.  Our adoption of ASU 2014-15 is not expected to have a material effect on our financial statements and related disclosures.

In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in ASU 2015-02 were effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Our adoption of ASU 2015-02 on January 1, 2016 did not have a material effect on our financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods if the accounting had been completed at the acquisition date.  ASU 2015-16 was effective for annual periods and interim periods within those annual periods beginning after December 15, 2015.  Our adoption of ASU 2015-16 on January 1, 2016 did not have a material effect on our financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception.  A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC Topic 820, Fair Value Measurements, and as such these investments may be measured at cost.  ASU 2016-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  We are currently evaluating the impact adoption will have on our financial statements.

In March 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification.  The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease. Accounting for lessors remains largely unchanged from current GAAP.  ASU 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  We are currently evaluating the impact adoption will have on our financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  ASU 2016-07 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  Our adoption of ASU 2016-07 is not expected to have a material effect on our financial statements.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU 2016-08").  ASU 2016-08 does not change the core principle of the guidance stated in ASU 2014-09, instead, the amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations and whether an entity reports revenue on a gross or net basis.  ASU 2016-08 will have the same effective date and transition requirements as the new revenue standard issued in ASU 2014-09.  We are currently evaluating the impact the adoption of this ASU and ASU 2014-09 will have on our financial statements and related disclosures.

 In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, and early adoption is permitted.  We are currently evaluating the impact adoption will have on our financial statements.

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

Cash and cash equivalents	$268,517
Inventories	2,404,765
Investments in unconsolidated joint ventures	13,821
Deferred income taxes	122,515
Homebuilding other assets	77,124
Financial services assets, excluding cash	144,889
Goodwill	969,048
Total assets	4,000,679
Accounts payable and accrued liabilities	(496,188)
Secured project debt and other notes payables	(22,213)
Senior notes payable	(1,291,541)
Financial services liabilities	(124,619)
Additional paid-in capital	(93,834)
Total purchase price	$1,972,284

During the 2016 first quarter the Company completed a valuation of the 1.625% convertible senior notes assumed in the merger with Ryland and determined that the value associated with the conversion feature was $93.8 million, which is included in additional paid-in capital in the accompanying condensed consolidated balance sheet as of June 30, 2016.  In connection with the valuation of the conversion feature, the related deferred tax asset was reduced by approximately $35.9 million, with a corresponding increase in goodwill.  The purchase price accounting reflected in the accompanying financial statements is preliminary and is based upon estimates and assumptions that are subject to change within the measurement period (up to one year from the acquisition date pursuant to ASC 805) that may impact the fair value of the assets and liabilities above (including inventories, deferred income taxes, other assets and accrued liabilities). The $969.0 million of goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes.  As of the end of the period covered by this quarterly report on Form 10-Q, the allocation of goodwill to our reporting units is considered preliminary, as it is based upon estimates and assumptions that are subject to change within the measurement period.

The following presents summarized unaudited supplemental pro forma operating results as if Ryland had been included in the Company's Condensed Consolidated Statements of Operations as of January 1, 2015.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(Dollars in thousands)

Home sale revenues	$1,331,079	$2,301,027
Pretax income	$156,066	$243,403

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

Our mortgage financing operation provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title services operation provides various title services for our homebuyers in most of our operating divisions.  Our mortgage financing and title services operations are included in our financial services reportable segment, which is separately reported in our condensed consolidated financial statements under "Financial Services."

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

Segment financial information relating to the Company's homebuilding operations was as follows:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
	(Dollars in thousands)
Homebuilding revenues:
North	$241,274	$	n/a	$427,829	$	n/a
Southeast	386,836		198,122	664,318		344,571
Southwest	433,603		185,866	776,637		305,709
West	516,649		315,644	895,261		519,630
Total homebuilding revenues	$1,578,362		$699,632	$2,764,045		$1,169,910

Homebuilding pretax income:
North	$17,980	$	n/a	$27,550	$	n/a
Southeast	31,772		15,137	52,822		25,530
Southwest	46,907		21,985	73,833		33,265
West	74,812		49,582	125,534		75,197
Total homebuilding pretax income	$171,471		$86,704	$279,739		$133,992

Segment financial information relating to the Company's homebuilding assets was as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Homebuilding assets:
North	$1,122,873	$732,689
Southeast	2,136,333	1,766,241
Southwest	1,860,181	1,470,654
West	2,693,834	2,357,597
Corporate (1)	548,660	1,594,175
Total homebuilding assets	$8,361,881	$7,921,356
__________________
(1)
The assets in our Corporate Segment include cash and cash equivalents and our deferred tax asset, and at December 31, 2015 included goodwill recorded in connection with our merger with Ryland.  During the 2016 second quarter, recorded goodwill was allocated to the Company's reporting units (as of June 30, 2016, approximately $0.3 billion was included in each of the North, Southeast and Southwest segments, and approximately $0.1 billion was included in the West region).  As of the end of the period covered by this quarterly report on Form 10-Q, the allocation of goodwill to our reporting units is considered preliminary, as it is based upon estimates and assumptions that are subject to change within the measurement period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$112,760	$57,198	$185,421	$88,803
Less: Net income allocated to preferred shareholder	―	(13,798)	―	(21,475)
Less: Net income allocated to unvested restricted stock	(251)	(112)	(350)	(181)
Net income available to common stockholders for basic
earnings per common share	112,509	43,288	185,071	67,147
Effect of dilutive securities:
Net income allocated to preferred shareholder	―	13,798	―	21,475
Interest on 1.625% convertible senior notes due 2018	91	―	453	―
Interest on 0.25% convertible senior notes due 2019	82	―	410	―
Interest on 1.25% convertible senior notes due 2032	62	41	310	204
Net income available to common and preferred stock for diluted
earnings per share	$112,744	$57,127	$186,244	$88,826

Denominator:
Weighted average basic common shares outstanding	118,419,937	55,099,690	119,617,438	54,914,435
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	―	17,562,557	―	17,562,557
Total weighted average common shares outstanding if preferred shares
converted to common shares	118,419,937	72,662,247	119,617,438	72,476,992
Effect of dilutive securities:
Share-based awards	583,264	748,519	575,516	904,526
1.625% convertible senior notes due 2018	7,163,865	―	7,163,865	―
0.25% convertible senior notes due 2019	3,637,091	―	3,637,091	―
1.25% convertible senior notes due 2032	6,283,989	6,262,570	6,283,989	6,262,570
Weighted average diluted shares outstanding	136,088,146	79,673,336	137,277,899	79,644,088

Income per common share:
Basic	$0.95	$0.79	$1.55	$1.22
Diluted	$0.83	$0.72	$1.36	$1.12

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

Total compensation expense recognized related to stock-based compensation was $3.7 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively.  For the six months ended June 30, 2016 and 2015, we recognized stock-based compensation expense of $7.5 million and $5.1 million, respectively.  As of June 30, 2016, total unrecognized stock-based compensation expense was

$27.3 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 2.2 years.

7.      Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At June 30, 2016, cash and equivalents included $133.6 million of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

At June 30, 2016, homebuilding restricted cash represented $30.8 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued.  Financial services restricted cash as of June 30, 2016 consisted of $17.7 million held in cash collateral accounts primarily related to certain letters of credit that have been issued, $3.5 million related to our financial services subsidiary mortgage credit facilities and $0.8 million related to funds held in trust for third parties.

8.  Marketable Securities, Available-for-sale

The Company's investment portfolio includes mainly municipal debt securities and metropolitan district bond securities, which are included in homebuilding other assets in the accompanying condensed consolidated balance sheets.  As defined in ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), the Company considers its investment portfolio to be available-for-sale.  Accordingly, these investments are recorded at their fair values.  The cost of securities sold is based on an average-cost basis.  Unrealized gains and losses on these investments are included in accumulated other comprehensive income (loss), net of tax, within stockholders' equity.  At June 30, 2016, accumulated other comprehensive income included unrealized gains of $392,000 on available-for-sale marketable securities, offset with reclassification adjustments, which represent net realized earnings associated with the Company's investment portfolio, which included interest, dividends and net realized gains on sales of marketable securities, and totaled $174,000 and $348,000 for the three and six months ended June 30, 2016, respectively.  Realized gains or losses were included in homebuilding other income (expense) in the accompanying condensed consolidated statements of operations.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  At June 30, 2016, the Company believes that the cost bases for its available-for-sale securities were recoverable in all material respects.

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

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	June 30, 2016			December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(Dollars in thousands)
Type of security:
Municipal bond and metropolitan district securities	$18,438	$44	$18,482	$19,439	$5	$19,444

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

June 30, 2016
(Dollars in thousands)
Contractual maturity:
Maturing in one year or less	$ ―
Maturing after three years	18,482
Total marketable securities, available-for-sale	$18,482

9.      Inventories

a.  Inventories Owned

Inventories owned consisted of the following at:

	June 30, 2016
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development	$431,593	$1,148,920	$646,487	$1,213,809	$3,440,809
Homes completed and under construction	316,444	551,177	663,894	936,496	2,468,011
Model homes	73,860	133,947	111,944	193,166	512,917
Total inventories owned	$821,897	$1,834,044	$1,422,325	$2,343,471	$6,421,737

	December 31, 2015
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development	$370,584	$1,169,350	$687,792	$1,318,563	$3,546,289
Homes completed and under construction	266,967	464,668	599,183	708,779	2,039,597
Model homes	66,100	119,283	113,549	185,141	484,073
Total inventories owned	$703,651	$1,753,301	$1,400,524	$2,212,483	$6,069,959

In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a project under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of June 30, 2016 and 2015, the total active and future projects that we owned were 876 and 381, respectively.  During the six months ended June 30, 2016 and 2015, we reviewed all projects for indicators of impairment and based on our review we did not record any inventory impairments during these periods.

b. Inventories Not Owned

Inventories not owned consisted of the following at:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Land purchase and lot option deposits	$81,050	$82,693
Other lot option contracts, net of deposits	553	553
Total inventories not owned	$81,603	$83,246

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

Other lot option contracts as of June 30, 2016 and December 31, 2015 represented purchase price allocated to lot option contracts assumed in connection with a business acquisition during the 2013 third quarter.

10.  Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in homebuilding and land development unconsolidated joint ventures.  During the six months ended June 30, 2016 and 2015, our qualified assets exceeded our debt, and as a result, all of our homebuilding interest incurred during the six months ended June 30, 2016 and 2015 was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	(Dollars in thousands)

Total interest incurred (1)		$55,610		$41,857		$118,335		$83,660
Less: Interest capitalized to inventories owned (1)		(54,564)		(41,508)		(116,409)		(82,909)
Less: Interest capitalized to investments in unconsolidated joint ventures		(1,046)		(349)		(1,926)		(751)
Interest expense	$	―	$	―	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$40,528		$35,051		$70,731		$57,446
Interest previously capitalized to inventories owned, included in cost of land sales		$1,302		$1,512		$1,481		$1,755
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures	$	―	$	―	$	―	$	―
Interest capitalized in ending inventories owned (2)		$350,210		$299,315		$350,210		$299,315
Interest capitalized as a percentage of inventories owned		5.5%		8.3%		5.5%		8.3%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$4,313		$1,416		$4,313		$1,416
Interest capitalized as a percentage of investments in unconsolidated joint ventures		2.9%		2.3%		2.9%		2.3%
__________________
(1)
Total interest incurred and interest capitalized to inventories owned during the six months ended June 30, 2016 includes a $9 million increase related to the valuation of the 1.625% convertible senior notes that was completed during the 2016 first quarter.  Please see Note 3 for further discussion.

(2)
During the three and six months ended June 30, 2016, in connection with lot purchases from our joint ventures, $0.6 million of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

11.    Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the condensed combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we account for under the equity method:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
	(Unaudited)

Revenues	$20,204	$18,350
Cost of sales and expenses	(12,825)	(21,556)
Income (loss) of unconsolidated joint ventures	$7,379	$(3,206)
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$1,412	$(502)

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to be constructed to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the six months ended June 30, 2016, income (loss) from unconsolidated joint ventures included $0.8 million of income from our Southwest region joint ventures and $0.4 million of income from our Southeast region joint ventures.  For the six months ended June 30, 2015, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our West region joint ventures.

During each of the six months ended June 30, 2016 and 2015, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture projects were determined to be impaired for the six months ended June 30, 2016 or 2015.

The table set forth below summarizes the condensed combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Assets:
Cash	$23,221	$34,893
Inventories	584,892	510,502
Other assets	14,272	14,540
Total assets	$622,385	$559,935

Liabilities and Equity:
Accounts payable and accrued liabilities	$26,590	$26,571
Non-recourse debt	30,223	33,704
CalAtlantic equity	156,277	130,750
Other members' equity	409,295	368,910
Total liabilities and equity	$622,385	$559,935

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets	$147,631	$132,763

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of total equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of June 30, 2016 and December 31, 2015, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $4.3 million and $2.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of June 30, 2016 and December 31, 2015, respectively, which capitalized interest is not included in the condensed combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of June 30, 2016, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs and we did not have a controlling interest, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)

Warranty accrual, beginning of the period	$40,691	$13,584
Warranty costs accrued during the period	10,823	4,359
Warranty costs paid during the period	(9,941)	(4,397)
Warranty accrual, end of the period	$41,573	$13,546

13.    Revolving Credit Facility and Letter of Credit Facilities

As of June 30, 2016, we were party to a $750 million unsecured revolving credit facility (the "Revolving Facility"), $350 million of which is available for letters of credit, which matures in October 2019.  The Revolving Facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 0.46% at June 30, 2016) plus 1.75%, or (ii) Prime (3.50% at June 30, 2016) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  We were in compliance with all of the Revolving Facility covenants as of June 30, 2016. The Revolving Facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On June 30, 2016, we had no borrowings outstanding under the facility and had outstanding letters of credit issued under the facility totaling $113.4 million, leaving $636.6 million available under the facility to be drawn.

As of June 30, 2016, in addition to our $350 million letter of credit sublimit under our Revolving Facility, we were party to four committed letter of credit facilities totaling $48 million, of which $27.3 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2016 to October 2017.  As of June 30, 2016, these facilities were secured by cash collateral deposits of $27.8 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

14.  Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At June 30, 2016, we had approximately $41.1 million outstanding in secured project debt and other notes payable.

15.  Senior Notes Payable

Senior notes payable consisted of the following at:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

10.75% Senior Notes due September 2016	$278,724	$275,845
8.4% Senior Notes due May 2017	242,075	248,975
8.375% Senior Notes due May 2018	574,289	574,058
1.625% Convertible Senior Notes due May 2018	218,555	301,754
0.25% Convertible Senior notes due June 2019	250,937	248,098
6.625% Senior Notes due May 2020	322,895	325,882
8.375% Senior Notes due January 2021	394,695	394,152
6.25% Senior Notes due December 2021	297,385	297,148
5.375% Senior Notes due October 2022	249,164	249,096
5.875% Senior Notes due November 2024	296,790	296,598
5.25% Senior Notes due June 2026	297,822	―
1.25% Convertible Senior Notes due August 2032	251,228	250,410
	$3,674,559	$3,462,016

The carrying amount of our senior notes listed above are net of debt issuance costs and any discounts and premiums that are amortized to interest costs over the respective terms of the notes.

The Company's 1.625% Convertible Senior Notes due 2018 (the "1.625% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes bear interest at a rate of 1.625% per year and will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8394 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.41 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 (the "0.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes bear interest at a rate of 0.25% per year and will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.5966 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.55 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 (the "1.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.25% Convertible Notes bear interest at a rate of 1.25% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.8379 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.26 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed.  On each of August 1, 2017,

August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.

Our senior notes payable are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our Convertible Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants.  Our 10.75% Senior Notes due September 2016 (the "2016 Notes") contain our most restrictive covenants, including a limitation on additional indebtedness and a limitation on restricted payments.  Outside of the specified categories of indebtedness that are carved out of the additional indebtedness limitation (including a carve-out for up to $1.1 billion in credit facility indebtedness), the Company must satisfy at least one of two conditions (either a maximum leverage condition or a minimum interest coverage condition) to incur additional indebtedness.  The Company must also satisfy at least one of these two conditions to make restricted payments.  Restricted payments include dividends, stock repurchases and investments in and advances to our joint ventures and other unrestricted subsidiaries.  Our ability to make restricted payments is also subject to a basket limitation (as defined in the indenture).  As of June 30, 2016, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.  Many of our 100% owned direct and indirect subsidiaries (collectively, the "Guarantor Subsidiaries") guaranty our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  The indentures entered into prior to our merger with Ryland provide that a Guarantor Subsidiary will be released and relieved of any obligations under the applicable note guarantee in the event (i) of a sale or other disposition (whether by merger, stock purchase, asset sale or otherwise) of a Guarantor Subsidiary to an entity which is not CalAtlantic Group, Inc. or a Guarantor Subsidiary; (ii) the requirements for legal defeasance or covenant defeasance have been satisfied; (iii) a Guarantor Subsidiary ceases to be a restricted subsidiary as the result of the Company owning less than 80% of such Guarantor Subsidiary; (iv) a Guarantor Subsidiary ceases to guarantee all other public notes of the Company; or (v) a Guarantor Subsidiary is designated as an Unrestricted Subsidiary under the indentures for covenant purposes.  The indentures entered into concurrently with the closing of our merger with Ryland provide that a Guarantor Subsidiary will be released and relieved of any obligations under the applicable note guarantee in the event that (in the case of the non-convertible senior notes) such Guarantor Subsidiary ceases to be a restricted subsidiary in the homebuilding segment or (in the case of the convertible senior notes) such Guarantor Subsidiary ceases to guaranty any publicly traded debt securities.  Please see Note 22 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

During the 2016 second quarter, the Company issued $300 million in aggregate principal amount of 5.25% Senior Notes due 2026, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  We intend to use a portion of the net proceeds of this issuance to repay or repurchase our 2016 Notes.

16.    Preferred Stock

Prior to our merger with Ryland, MP CA Homes, LLC ("MatlinPatterson") held all of the outstanding shares of Company Series B Preferred Stock and 126.4 million shares of Company common stock, which, together, represented approximately 59% of the total number of shares of Company common stock issued and outstanding on an if-converted basis.  Immediately following the merger, MatlinPatterson converted all of their shares of preferred stock into 17.6 million shares of Company common stock.  As of June 30, 2016, MatlinPatterson held 42.8 million shares (approximately 36%) of the Company's outstanding common stock and no shares of preferred stock.

17.    Mortgage Credit Facilities

At June 30, 2016, we had $174.5 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consisted of a $300 million uncommitted repurchase facility with one lender, maturing in January 2017, and a $75 million repurchase facility with another lender, which matured in July 2016.  These facilities require our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.5 million as of June 30, 2016, and also contain financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2016, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in these facilities.

As of the date of this filing, CalAtlantic Mortgage is currently negotiating a renewal of the $75 million repurchase facility.

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

•  Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the Company's financial instruments measured at fair value on a recurring basis:

		Fair Value at
Description	Fair Value Hierarchy	June 30, 2016	December 31, 2015
		(Dollars in thousands)

Marketable securities, available-for-sale
Municipal debt securities	Level 2	$9,771	$9,734
Metropolitan district bond securities	Level 3	$8,711	$9,710
Mortgage loans held for sale	Level 2	$191,694	$328,835

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC 825:

		June 30, 2016		December 31, 2015
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$25,394	$25,394	$22,704	$22,704
Homebuilding liabilities:
Senior and convertible senior notes payable, net	Level 2	$3,674,559	$3,928,531	$3,462,016	$3,675,276

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2016, we had non-refundable cash deposits outstanding of approximately $69.8 million and capitalized pre-acquisition and other development and construction costs of approximately $10.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $732.4 million.

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

b.  Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of June 30, 2016, we held membership interests in 27 homebuilding and land development joint ventures, of which 13 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $30.2 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2017.  At June 30, 2016, we had no joint venture surety bonds outstanding.

c.  Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our projects.  At June 30, 2016, we had approximately $840.6 million in surety bonds outstanding, with respect to which we had an estimated $392.1 million remaining in cost to complete.

d.  Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  CalAtlantic Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $278.9 million at June 30, 2016 and carried a weighted average interest rate of approximately 4.1%.  Interest rate risks related to these obligations are mitigated by CalAtlantic Mortgage through the preselling of loans to investors or through its interest rate hedging program.  As of June 30, 2016, CalAtlantic Mortgage had approximately $185.5 million in closed mortgage loans held for sale and $23.4 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.  In addition, as of June 30, 2016, CalAtlantic Mortgage had approximately $255.5 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, substantially all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

Substantially all of the loans originated by CalAtlantic Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to CalAtlantic Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  During the six months ended June 30, 2016 and 2015, CalAtlantic Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.1 million and $0.1 million, respectively. As of June 30, 2016, CalAtlantic Mortgage had indemnity and repurchase allowances related to loans sold of approximately $3.7 million.  In addition, during the second quarter of 2016 and 2015, CalAtlantic Mortgage made make-whole payments of $0.1 million and $0.1 million, respectively.

e.  Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of June 30, 2016 and December 31, 2015 were $125.4 million and $125.3 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ materially from our currently estimated amounts.

20.    Income Taxes

We account for income taxes in accordance with ASC Topic 740, Income Taxes ("ASC 740").  ASC 740 requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for years in which taxes are expected to be paid or recovered.  Changes to enacted tax rates could materially impact the recorded amount of our deferred tax asset.

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

Our 2016 second quarter provision for income taxes of $66.9 million primarily related to our $179.6 million of pretax income.  As of June 30, 2016, we had a $338.9 million deferred tax asset which was partially offset by a valuation allowance of $1.4 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $138.6 million of our deferred tax asset related to net operating loss carryforwards ($106.3 million of federal and state net operating loss carryforwards that were subject to the Internal Revenue Code Section 382 ("Section 382") gross annual limitation of $15.6 million for both federal and state purposes, and $32.3 million of state net operating loss carryforwards that were not subject to such limitation).  The remaining deferred tax asset balance of $200.3 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.   As of June 30, 2016 and December 31, 2015, our liability for unrecognized tax benefits was $11.7 million and $10.6 million, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, as of June 30, 2016, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2011 through 2015.

21.    Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$84,335	$21,990

22.    Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 15 "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$648,800	$676,049	$253,513	$	―	$1,578,362
Cost of sales	(516,882)	(535,832)	(184,291)		―	(1,237,005)
Gross margin	131,918	140,217	69,222		―	341,357
Selling, general and administrative expenses	(71,235)	(76,915)	(17,544)		―	(165,694)
Income (loss) from unconsolidated joint ventures	57	256	(90)		―	223
Equity income of subsidiaries	79,867	―	―		(79,867)	―
Interest income (expense), net	1,273	(934)	(339)		―	―
Other income (expense)	(3,668)	(668)	(79)		―	(4,415)
Homebuilding pretax income	138,212	61,956	51,170		(79,867)	171,471
Financial Services:
Financial services pretax income	―	―	8,146		―	8,146
Income before taxes	138,212	61,956	59,316		(79,867)	179,617
Provision for income taxes	(25,452)	(26,074)	(15,331)		―	(66,857)
Net income	$112,760	$35,882	$43,985		$(79,867)	$112,760

	Three Months Ended June 30, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$191,188	$324,365	$184,079	$	―	$699,632
Cost of sales	(144,796)	(248,896)	(133,999)		―	(527,691)
Gross margin	46,392	75,469	50,080		―	171,941
Selling, general and administrative expenses	(24,393)	(40,524)	(14,993)		―	(79,910)
Income (loss) from unconsolidated joint ventures	(4)	―	(47)		―	(51)
Equity income of subsidiaries	50,169	―	―		(50,169)	―
Interest income (expense), net	3,175	(2,465)	(710)		―	―
Other income (expense)	(6,440)	(75)	1,239		―	(5,276)
Homebuilding pretax income	68,899	32,405	35,569		(50,169)	86,704
Financial Services:
Financial services pretax income	―	―	2,818		―	2,818
Income before taxes	68,899	32,405	38,387		(50,169)	89,522
Provision for income taxes	(11,701)	(13,247)	(7,376)		―	(32,324)
Net income	$57,198	$19,158	$31,011		$(50,169)	$57,198

22.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,110,538	$1,210,503	$443,004	$	―	$2,764,045
Cost of sales	(889,723)	(965,834)	(319,943)		―	(2,175,500)
Gross margin	220,815	244,669	123,061		―	588,545
Selling, general and administrative expenses	(126,286)	(144,761)	(31,348)		―	(302,395)
Income (loss) from unconsolidated joint ventures	746	400	266		―	1,412
Equity income of subsidiaries	134,034	―	―		(134,034)	―
Interest income (expense), net	2,610	(1,899)	(711)		―	―
Other income (expense)	(7,283)	(479)	(61)		―	(7,823)
Homebuilding pretax income	224,636	97,930	91,207		(134,034)	279,739
Financial Services:
Financial services pretax income	―	―	15,082		―	15,082
Income before taxes	224,636	97,930	106,289		(134,034)	294,821
Provision for income taxes	(39,215)	(43,548)	(26,637)		―	(109,400)
Net income	$185,421	$54,382	$79,652		$(134,034)	$185,421

	Six Months Ended June 30, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$328,080	$544,093	$297,737	$	―	$1,169,910
Cost of sales	(248,154)	(419,853)	(215,857)		―	(883,864)
Gross margin	79,926	124,240	81,880		―	286,046
Selling, general and administrative expenses	(47,539)	(73,274)	(25,167)		―	(145,980)
Income (loss) from unconsolidated joint ventures	22	―	(524)		―	(502)
Equity income of subsidiaries	73,536	―	―		(73,536)	―
Interest income (expense), net	6,398	(5,209)	(1,189)		―	―
Other income (expense)	(7,441)	(223)	2,092		―	(5,572)
Homebuilding pretax income	104,902	45,534	57,092		(73,536)	133,992
Financial Services:
Financial services pretax income	―	―	4,026		―	4,026
Income before taxes	104,902	45,534	61,118		(73,536)	138,018
Provision for income taxes	(16,099)	(20,571)	(12,545)		―	(49,215)
Net income	$88,803	$24,963	$48,573		$(73,536)	$88,803

22.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$128,263	$58,593	$69,151	$	―	$256,007
Restricted cash	―	―	30,833		―	30,833
Intercompany receivables	2,036,340	―	105,400		(2,141,740)	―
Inventories:
Owned	2,818,803	2,259,414	1,343,520		―	6,421,737
Not owned	41,761	35,584	4,258		―	81,603
Investments in unconsolidated joint ventures	5,023	4,744	137,864		―	147,631
Investments in subsidiaries	1,770,187	―	―		(1,770,187)	―
Deferred income taxes, net	352,193	―	―		(14,655)	337,538
Goodwill and other intangibles, net	969,048	―	―		―	969,048
Other assets	69,771	45,104	2,609		―	117,484
Total Homebuilding Assets	8,191,389	2,403,439	1,693,635		(3,926,582)	8,361,881
Financial Services:
Cash and equivalents	―	―	31,863		―	31,863
Restricted cash	―	―	22,008		―	22,008
Mortgage loans held for sale, net	―	―	188,977		―	188,977
Mortgage loans held for investment, net	―	―	25,394		―	25,394
Other assets	―	―	21,497		(1,643)	19,854
Total Financial Services Assets	―	―	289,739		(1,643)	288,096
Total Assets	$8,191,389	$2,403,439	$1,983,374		$(3,928,225)	$8,649,977

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$93,378	$84,565	$37,818	$	―	$215,761
Accrued liabilities and intercompany payables	240,824	1,377,055	912,709		(2,052,638)	477,950
Secured project debt and other notes payable	142,673	―	3,866		(105,400)	41,139
Senior notes payable	3,674,559	―	―		―	3,674,559
Total Homebuilding Liabilities	4,151,434	1,461,620	954,393		(2,158,038)	4,409,409
Financial Services:
Accounts payable and other liabilities	―	―	26,099		―	26,099
Mortgage credit facilities	―	―	174,514		―	174,514
Total Financial Services Liabilities	―	―	200,613		―	200,613
Total Liabilities	4,151,434	1,461,620	1,155,006		(2,158,038)	4,610,022

Equity:
Total Equity	4,039,955	941,819	828,368		(1,770,187)	4,039,955
Total Liabilities and Equity	$8,191,389	$2,403,439	$1,983,374		$(3,928,225)	$8,649,977

22.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$6,387	$112,852	$31,837	$	―	$151,076
Restricted cash	―	―	35,990		―	35,990
Intercompany receivables	2,380,899	―	152,505		(2,533,404)	―
Inventories:
Owned	2,524,927	2,304,305	1,240,727		―	6,069,959
Not owned	32,393	38,925	11,928		―	83,246
Investments in unconsolidated joint ventures	5,353	4,330	123,080		―	132,763
Investments in subsidiaries	1,644,453	―	―		(1,644,453)	―
Deferred income taxes, net	405,945	―	―		(9,751)	396,194
Goodwill	933,360	―	―		―	933,360
Other assets	67,578	48,027	3,163		―	118,768
Total Homebuilding Assets	8,001,295	2,508,439	1,599,230		(4,187,608)	7,921,356
Financial Services:
Cash and equivalents	―	―	35,518		―	35,518
Restricted cash	―	―	22,914		―	22,914
Mortgage loans held for sale, net	―	―	325,770		―	325,770
Mortgage loans held for investment, net	―	―	22,704		―	22,704
Other assets	―	―	18,886		(1,643)	17,243
Total Financial Services Assets	―	―	425,792		(1,643)	424,149
Total Assets	$8,001,295	$2,508,439	$2,025,022		$(4,189,251)	$8,345,505

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$91,873	$82,906	$16,902	$	―	$191,681
Accrued liabilities and intercompany payables	415,803	1,538,096	903,761		(2,378,867)	478,793
Secured project debt and other notes payable	170,167	―	4,061		(148,545)	25,683
Senior notes payable	3,462,016	―	―		―	3,462,016
Total Homebuilding Liabilities	4,139,859	1,621,002	924,724		(2,527,412)	4,158,173
Financial Services:
Accounts payable and other liabilities	―	―	39,860		(17,386)	22,474
Mortgage credit facilities	―	―	303,422		―	303,422
Total Financial Services Liabilities	―	―	343,282		(17,386)	325,896
Total Liabilities	4,139,859	1,621,002	1,268,006		(2,544,798)	4,484,069

Equity:
Total Equity	3,861,436	887,437	757,016		(1,644,453)	3,861,436
Total Liabilities and Equity	$8,001,295	$2,508,439	$2,025,022		$(4,189,251)	$8,345,505

22.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(148,603)	$77,589	$134,628	$	―	$63,614

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(178)	(78)	(22,336)		―	(22,592)
Distributions of capital from unconsolidated homebuilding joint ventures	1,107	110	6,898		―	8,115
Loan to parent and subsidiaries	―	―	41,000		(41,000)	―
Other investing activities	279	(976)	(3,469)		―	(4,166)
Net cash provided by (used in) investing activities	1,208	(944)	22,093		(41,000)	(18,643)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	6,063		―	6,063
Borrowings from revolving credit facility	693,700	―	―		―	693,700
Principal payments on revolving credit facility	(693,700)	―	―		―	(693,700)
Principal payments on secured project debt and other notes payable	(9,974)	―	(195)		―	(10,169)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issue costs	(2,195)	―	―		―	(2,195)
Loan from subsidiary	(41,000)	―	―		41,000	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(128,908)		―	(128,908)
(Contributions to) distributions from Corporate and subsidiaries	8,300	―	(8,300)		―	―
Repurchases of common stock	(99,829)	―	―		―	(99,829)
Common stock dividend payments	(9,527)	―	―		―	(9,527)
Issuance of common stock under employee stock plans, net of tax withholdings	1,069	―	―		―	1,069
Other financing activities	―	(199)	―		―	(199)
Intercompany advances, net	122,427	(130,705)	8,278		―	―
Net cash provided by (used in) financing activities	269,271	(130,904)	(123,062)		41,000	56,305

Net increase (decrease) in cash and equivalents	121,876	(54,259)	33,659		―	101,276
Cash and equivalents at beginning of period	6,387	112,852	67,355		―	186,594
Cash and equivalents at end of period	$128,263	$58,593	$101,014	$	―	$287,870

	Six Months Ended June 30, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(39,876)	$(21,756)	$(49,565)	$	―	$(111,197)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	―	―	(20,778)		―	(20,778)
Distributions of capital from unconsolidated homebuilding joint ventures	―	―	8,760		―	8,760
Loan to parent and subsidiaries	―	―	5,000		(5,000)	―
Other investing activities	(1,670)	(1,278)	(9,074)		―	(12,022)
Net cash provided by (used in) investing activities	(1,670)	(1,278)	(16,092)		(5,000)	(24,040)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(1,242)		―	(1,242)
Borrowings from revolving credit facility	158,900	―	―		―	158,900
Principal payments on revolving credit facility	(128,900)	―	―		―	(128,900)
Principal payments on secured project debt and other notes payable	―	―	(497)		―	(497)
Loan from subsidiary	75,000	―	―		(75,000)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(79,072)		80,000	928
(Contributions to) distributions from Corporate and subsidiaries	7,973	(12,144)	4,171		―	―
Repurchases of common stock	(22,073)	―	―		―	(22,073)
Issuance of common stock under employee stock plans, net of tax withholdings	(2,322)	―	―		―	(2,322)
Excess tax benefits from share-based payment arrangements	6,363	―	―		―	6,363
Intercompany advances, net	(157,917)	54,743	103,174		―	―
Net cash provided by (used in) financing activities	(62,976)	42,599	26,534		5,000	11,157

Net increase (decrease) in cash and equivalents	(104,522)	19,565	(39,123)		―	(124,080)
Cash and equivalents at beginning of period	133,304	1,061	78,028		―	212,393
Cash and equivalents at end of period	$28,782	$20,626	$38,905	$	―	$88,313

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015		2016	2015
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,558,701		$694,678	$2,737,866		$1,163,057
Land sale revenues	19,661		4,954	26,179		6,853
Total revenues	1,578,362		699,632	2,764,045		1,169,910
Cost of home sales	(1,217,793)		(523,933)	(2,149,921)		(878,750)
Cost of land sales	(19,212)		(3,758)	(25,579)		(5,114)
Total cost of sales	(1,237,005)		(527,691)	(2,175,500)		(883,864)
Gross margin	341,357		171,941	588,545		286,046
Gross margin percentage	21.6%		24.6%	21.3%		24.5%
Selling, general and administrative expenses	(165,694)		(79,910)	(302,395)		(145,980)
Income (loss) from unconsolidated joint ventures	223		(51)	1,412		(502)
Other income (expense)	(4,415)		(5,276)	(7,823)		(5,572)
Homebuilding pretax income	171,471		86,704	279,739		133,992

Financial Services:
Revenues	20,539		7,411	38,091		12,804
Expenses	(12,393)		(4,593)	(23,009)		(8,778)
Financial services pretax income	8,146		2,818	15,082		4,026

Income before taxes	179,617		89,522	294,821		138,018
Provision for income taxes	(66,857)		(32,324)	(109,400)		(49,215)
Net income	112,760		57,198	185,421		88,803
Less: Net income allocated to preferred shareholder	―		(13,798)	―		(21,475)
Less: Net income allocated to unvested restricted stock	(251)		(112)	(350)		(181)
Net income available to common stockholders	$112,509		$43,288	$185,071		$67,147

Income Per Common Share:
Basic	$0.95		$0.79	$1.55		$1.22
Diluted	$0.83		$0.72	$1.36		$1.12

Weighted Average Common Shares Outstanding:
Basic	118,419,937		55,099,690	119,617,438		54,914,435
Diluted	136,088,146		62,110,779	137,277,899		62,081,531

Weighted average additional common shares outstanding
if preferred shares converted to common shares	―		17,562,557	―		17,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	136,088,146		79,673,336	137,277,899		79,644,088

Cash dividends per common share	$0.04	$	―	$0.08	$	―
Net cash provided by (used in) operating activities	$91,236		$(17,126)	$63,614		$(111,197)
Net cash provided by (used in) investing activities	$(15,693)		$(16,156)	$(18,643)		$(24,040)
Net cash provided by (used in) financing activities	$19,108		$17,997	$56,305		$11,157
Adjusted Homebuilding EBITDA (1)	$243,048		$140,728	$414,278		$219,963
__________________
(1)
Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges and deposit write-offs, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, including amortization of capitalized model costs, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures and (i) income (loss) from financial services subsidiaries, (j) purchase accounting adjustments and (k) merger and other one-time transaction related costs.  Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as it provides perspective on the underlying performance of the business. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles ("GAAP") financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)    continued
The table set forth below reconciles net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,		LTM Ended June 30,
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)

Net income	$112,760	$57,198	$185,421	$88,803	$310,127	$210,046
Provision for income taxes	66,857	32,324	109,400	49,215	189,165	124,475
Homebuilding interest amortized to cost of sales	41,830	36,563	72,212	59,201	152,392	127,514
Homebuilding depreciation and amortization	15,381	8,964	27,393	14,920	53,460	30,172
Amortization of stock-based compensation	3,726	2,389	7,512	5,084	18,052	8,322
EBITDA	240,554	137,438	401,938	217,223	723,196	500,529
Add:
Cash distributions of income from unconsolidated
joint ventures	―	592	450	592	2,688	592
Merger-related purchase accounting adjustments
included in cost of home sales	5,858	―	18,535	―	82,705	―
Merger and other one-time costs	5,005	5,465	9,849	5,672	65,914	5,672
Less:
Income (loss) from unconsolidated joint ventures	223	(51)	1,412	(502)	3,880	(271)
Income from financial services subsidiaries	8,146	2,818	15,082	4,026	27,995	9,004
Adjusted Homebuilding EBITDA	$243,048	$140,728	$414,278	$219,963	$842,628	$498,060

Recent Developments

October 1, 2015 Closing of Merger Transaction with The Ryland Group, Inc.; Supplemental Pro Forma Information

On October 1, 2015, Standard Pacific Corp. ("Standard Pacific") completed its merger transaction with The Ryland Group, Inc. ("Ryland"), with Standard Pacific continuing as the surviving corporation and changing its name to CalAtlantic Group, Inc.  Because the closing of the merger occurred after the 2015 second quarter, the discussion under the heading "CalAtlantic Discussion and Analysis of Actual Results for the Three and Six Months Ended June 30, 2016 and the Three and Six Months Ended June 30, 2015" includes only stand-alone data for predecessor Standard Pacific for the three and six months ended June 30, 2015.  To aid readers with 2016 second quarter over 2015 second quarter comparability for the entire merged business, we also are including limited supplemental pro forma information in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.
The foregoing description does not purport to be complete. Additional information regarding the merger may be found in the Company's current report on Form 8-K, filed with the SEC on October 5, 2015, which is incorporated herein by reference.

Selected 2016 Second Quarter and Six Months CalAtlantic to Pro Forma CalAtlantic 2015 Second Quarter and Six Months

The below table compares actual 2016 second quarter and six month CalAtlantic financial and operating data to pro forma combined 2015 second quarter and six month Standard Pacific and Ryland financial and operating data.  The 2015 unaudited selected condensed combined pro forma data combines the historical home sale revenues, homes delivered, net new orders, backlog and average active selling communities of Standard Pacific and Ryland, giving effect to the merger as if it had been consummated on January 1, 2015.  The 2015 unaudited selected condensed combined pro forma data is presented for illustrative purposes only, and are not necessarily indicative of results that actually would have occurred or that may occur in the future had the merger with Ryland been completed on January 1, 2015.  Accordingly this information should not be relied upon for purposes of making any investment or other decisions.

	Three Months Ended June 30,			Six Months Ended June 30,
	Actual 2016	Pro Forma 2015	% Change	Actual 2016	Pro Forma 2015	% Change
	(Dollars in thousands)
Home sale revenues
North	$241,274	$220,248	10%	$427,469	$400,185	7%
Southeast	385,363	320,846	20%	662,833	557,890	19%
Southwest	433,106	387,224	12%	776,141	674,522	15%
West	498,958	402,761	24%	871,423	668,430	30%
Consolidated total	$1,558,701	$1,331,079	17%	$2,737,866	$2,301,027	19%

	Three Months Ended June 30,
	Actual 2016		Pro Forma 2015		% Change
	Homes	ASP	Homes	ASP	Homes	ASP
	(Dollars in thousands)
New homes delivered:
North	711	$339	650	$339	9%	―
Southeast	983	392	901	356	9%	10%
Southwest	1,003	432	920	421	9%	3%
West	787	634	648	622	21%	2%
Consolidated total	3,484	$447	3,119	$427	12%	5%

Net new orders:
North	933	$331	747	$338	25%	(2%)
Southeast	1,112	377	1,103	365	1%	3%
Southwest	945	431	1,243	409	(24%)	5%
West	931	659	861	590	8%	12%
Consolidated total	3,921	$446	3,954	$423	(1%)	5%

	Six Months Ended June 30,
	Actual 2016		Pro Forma 2015		% Change
	Homes	ASP	Homes	ASP	Homes	ASP
	(Dollars in thousands)
New homes delivered:
North	1,272	$336	1,172	$341	9%	(1%)
Southeast	1,696	391	1,613	346	5%	13%
Southwest	1,857	418	1,662	406	12%	3%
West	1,386	629	1,107	604	25%	4%
Consolidated total	6,211	$441	5,554	$414	12%	7%

Net new orders:
North	1,824	$331	1,565	$336	17%	(1%)
Southeast	2,313	374	2,240	360	3%	4%
Southwest	2,076	429	2,388	406	(13%)	6%
West	1,843	645	1,721	589	7%	10%
Consolidated total	8,056	$440	7,914	$419	2%	5%

	At June 30,
	Actual 2016		Pro Forma 2015		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
	(Dollars in thousands)
Backlog:
North	1,555	$524,001	1,366	$463,663	14%	13%
Southeast	2,238	923,385	2,005	812,686	12%	14%
Southwest	2,121	970,020	2,152	906,891	(1%)	7%
West	1,542	1,011,307	1,165	708,687	32%	43%
Consolidated total	7,456	$3,428,713	6,688	$2,891,927	11%	19%

	Three Months Ended June 30,			Six Months Ended June 30,
	Actual 2016	Pro Forma 2015	% Change	Actual 2016	Pro Forma 2015	% Change
Average number of selling communities
during the period:
North	126	113	12%	121	116	4%
Southeast	179	169	6%	180	167	8%
Southwest	169	184	(8%)	172	182	(5%)
West	93	80	16%	94	81	16%
Consolidated total	567	546	4%	567	546	4%

Discussion and Analysis of CalAtlantic's Actual Results for the Three and Six Months Ended June 30, 2016 with comparisons to stand-alone actual results for predecessor Standard Pacific for the Three and Six Months Ended June 30, 2015

Overview

The Company's 2016 second quarter results reflect a continuation of the housing market recovery and our focus on the execution of our strategy.  We delivered 3,484 homes during the quarter, generating home sale revenues of $1.6 billion, up 124% from the prior year period, on an average selling price of $447 thousand, compared to $532 thousand for the second quarter of 2015.  We reported net income of $112.8 million, or $0.83 per diluted share, as compared to $57.2 million, or $0.72 per diluted share, for the 2015 second quarter.  Our 2016 second quarter results include approximately $5.0 million of merger costs and an approximate $5.9 million reduction in gross margin from home sales due to the application of purchase accounting in connection with the merger.  Homebuilding pretax income for the 2016 second quarter was $171.5 million, compared to $86.7 million in the 2015 second quarter.  Our gross margin from home sales was 21.9% for the second quarter of 2016, compared to 24.6% for the prior year period, and our operating margin from home sales for the 2016 second quarter was 11.2%, compared to 13.1% for the 2015 second quarter.  For the six months ended June 30, 2016, we reported net income of $185.4 million, or $1.36 per diluted share, as compared to $88.8 million, or $1.12 per diluted share, in the prior period.  Homebuilding pretax income for the six months ended June 30, 2016 was $279.7 million, compared to $134.0 million in the prior year period.

Homebuilding

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015		% Change	2016	2015		% Change
	(Dollars in thousands)
Homebuilding revenues:
North	$241,274	$	n/a	n/a	$427,829	$	n/a	n/a
Southeast	386,836		198,122	95%	664,318		344,571	93%
Southwest	433,603		185,866	133%	776,637		305,709	154%
West	516,649		315,644	64%	895,261		519,630	72%
Total homebuilding revenues	$1,578,362		$699,632	126%	$2,764,045		$1,169,910	136%

Homebuilding pretax income:
North	$17,980	$	n/a	n/a	$27,550	$	n/a	n/a
Southeast	31,772		15,137	110%	52,822		25,530	107%
Southwest	46,907		21,985	113%	73,833		33,265	122%
West	74,812		49,582	51%	125,534		75,197	67%
Total homebuilding pretax income	$171,471		$86,704	98%	$279,739		$133,992	109%

Homebuilding pretax income as a percentage
of homebuilding revenues:
North	7.5%		n/a	n/a	6.4%		n/a	n/a
Southeast	8.2%		7.6%	0.6%	8.0%		7.4%	0.6%
Southwest	10.8%		11.8%	(1.0%)	9.5%		10.9%	(1.4%)
West	14.5%		15.7%	(1.2%)	14.0%		14.5%	(0.5%)
Total homebuilding pretax income percentage	10.9%		12.4%	(1.5%)	10.1%		11.5%	(1.4%)

Homebuilding pretax income for the 2016 second quarter was $171.5 million compared to $86.7 million in the year earlier period.  This increase was primarily attributable to the 124% increase in home sale revenues, which was partially offset by a decrease in gross margin percentage from home sales.

For the six months ended June 30, 2016, we reported homebuilding pretax income of $279.7 million compared to $134.0 million in the year earlier period.  This increase was primarily attributable to the 135% increase in home sale revenues, which was partially offset by a decrease in gross margin percentage from home sales.

Revenues

Home sale revenues increased 124%, from $694.7 million for the 2015 second quarter to $1.6 billion for the 2016 second quarter, primarily as a result of a 167% increase in new home deliveries.  Home sale revenues increased 135%, from $1,163.1 million for the six months ended June 30, 2015 to $2,737.9 million for the six months ended June 30, 2016, primarily as a result of a 173% increase in new home deliveries.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
New homes delivered:
North	711	n/a	n/a	1,272	n/a	n/a
Southeast	983	476	107%	1,696	861	97%
Southwest	1,003	338	197%	1,857	576	222%
West	787	491	60%	1,386	840	65%
Total	3,484	1,305	167%	6,211	2,277	173%

The increase in new home deliveries for the 2016 second quarter as compared to the prior year period resulted primarily from the new selling communities we acquired in connection with our merger with Ryland.

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015		% Change	2016	2015		% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
North	$339	$	n/a	n/a	$336	$	n/a	n/a
Southeast	392		414	(5%)	391		398	(2%)
Southwest	432		538	(20%)	418		524	(20%)
West	634		643	(1%)	629		618	2%
Total	$447		$532	(16%)	$441		$511	(14%)

Our 2016 second quarter consolidated average selling price of $447 thousand decreased compared to $532 thousand for the prior year period, primarily attributable to a shift in product mix.

Gross Margin

Our 2016 second quarter gross margin percentage from home sales decreased to 21.9% compared to 24.6% in the 2015 second quarter.  Our 2016 second quarter gross margin was adversely impacted by the fair value accounting applied to homes under construction acquired in connection with our merger with Ryland, with fair value accounting causing us to recognize approximately $5.9 million as an increase to cost of sales during the 2016 second quarter.  Our 2016 gross margin was also negatively impacted by a shift in product mix and an increase in direct construction costs per home.

SG&A Expenses

Our 2016 second quarter SG&A expenses (including Corporate G&A) were $165.7 million compared to $79.9 million for the prior year period, down 90 basis points as a percentage of home sale revenues to 10.6% compared to 11.5% for the 2015 second quarter.  For the six months ended June 30, 2016, our SG&A expenses (including Corporate G&A) were $302.4 million compared to $146.0 million, down 160 basis points as a percentage of home sales revenues to 11.0%, compared to 12.6% for the prior year period. The improvement in our SG&A rate in both the three and six months ended June 30, 2016 compared to the prior year was primarily the result of the increase in home sale revenues and the operating leverage we gained in connection with our merger with Ryland.

Other Income (Expense)

Other expense of $4.4 million for the 2016 second quarter was primarily attributable to $5.0 million of transaction and integration costs incurred in connection with the merger with Ryland, partially offset by $0.4 million of interest income.

Operating Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	% Change	% Absorption Change (1)	2016	2015	% Change	% Absorption Change (1)
Net new orders (2):
North	933	n/a	n/a	n/a	1,824	n/a	n/a	n/a
Southeast	1,112	524	112%	4%	2,313	1,082	114%	1%
Southwest	945	406	133%	(24%)	2,076	798	160%	(17%)
West	931	637	46%	(6%)	1,843	1,258	47%	(6%)
Total	3,921	1,567	150%	(10%)	8,056	3,138	157%	(9%)

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015		% Change	2016	2015		% Change
	(Dollars in thousands)
Average selling prices of net new orders:
North	$331	$	n/a	n/a	$331	$	n/a	n/a
Southeast	377		446	(15%)	374		434	(14%)
Southwest	431		509	(15%)	429		509	(16%)
West	659		655	1%	645		646	(0%)
Total	$446		$547	(18%)	$440		$538	(18%)

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
Average number of selling communities during the period:
North	126	n/a	n/a	121	n/a	n/a
Southeast	179	88	103%	180	85	112%
Southwest	169	55	207%	172	55	213%
West	93	60	55%	94	60	57%
Total	567	203	179%	567	200	184%
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

Net new orders for the 2016 second quarter increased 150%, to 3,921 homes, from the prior year period on a 179% increase in average active selling communities.  Our monthly sales absorption rate was 2.3 per community for the 2016 second quarter, down 10% compared to the 2015 second quarter and down 5% compared to the 2016 first quarter.  Our cancellation rate for the 2016 second quarter was 15%, flat compared to the 2015 second quarter and up from 12% for the 2016 first quarter, but down from the average historical cancellation rate of approximately 21% we have experienced over the last 10 years.  At June 30, 2016, we had 566 active selling communities.

	At June 30,
	2016		2015			% Change
	Homes	Dollar Value	Homes	Dollar Value		Homes	Dollar Value
Backlog ($ in thousands):
North	1,555	$524,001	n/a	$	n/a	n/a	n/a
Southeast	2,238	923,385	992		507,937	126%	82%
Southwest	2,121	970,020	768		406,427	176%	139%
West	1,542	1,011,307	812		570,180	90%	77%
Total	7,456	$3,428,713	2,572		$1,484,544	190%	131%

The dollar value of our backlog as of June 30, 2016 increased 131% from the year earlier period to $3.4 billion, or 7,456 homes.  The increase in backlog value compared to the prior year period was driven primarily by the 190% increase in units in backlog as a result of our merger with Ryland, partially offset by a 20% decrease in our consolidated average home price in backlog to $460 thousand.  The lower average home price in our backlog as of June 30, 2016 compared to the prior year period was primarily attributable to a shift in product mix.

	At June 30,
	2016	2015	% Change
Homesites owned and controlled:
North	15,636	n/a	n/a
Southeast	23,033	16,765	37%
Southwest	15,006	6,324	137%
West	14,066	12,945	9%
Total (including joint ventures)	67,741	36,034	88%

Homesites owned	50,947	28,866	76%
Homesites optioned or subject to contract	15,412	6,123	152%
Joint venture homesites (1)	1,382	1,045	32%
Total (including joint ventures)	67,741	36,034	88%

Homesites owned:
Raw lots	11,880	7,116	67%
Homesites under development	13,200	8,361	58%
Finished homesites	13,618	7,397	84%
Under construction or completed homes	10,015	4,010	150%
Held for sale	2,234	1,982	13%
Total	50,947	28,866	76%
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of June 30, 2016 increased 88% from the year earlier period and decreased 4% from the 70,494 homesites owned and controlled as of December 31, 2015.  We purchased $237.9 million of land (3,348 homesites) during the 2016 second quarter, of which 32% (based on homesites) were located in the North, 20% in the Southeast, 19% in the Southwest, and 29% in the West.  As of June 30, 2016, we owned or controlled 67,741 homesites, of which 44,980 were owned and actively selling or under development, 16,794 were controlled or under option (including joint venture homesites), and the remaining 5,967 homesites were held for future development or for sale.

	At June 30,
	2016	2015	% Change
Homes under construction:
Homes under construction (excluding specs)	4,769	1,776	169%
Speculative homes under construction	2,569	1,215	111%
Total homes under construction	7,338	2,991	145%

Completed homes:
Completed and unsold homes (excluding models)	957	359	167%
Completed and under contract (excluding models)	824	265	211%
Model homes	896	395	127%
Total completed homes	2,677	1,019	163%

Homes under construction (excluding speculative homes) as of June 30, 2016 increased 169% compared to June 30, 2015, consistent with our homes in backlog, which were up 190% compared to June 30, 2015.  Speculative homes under construction as of June 30, 2016 increased 111% over the prior year period, resulting primarily from a year over year increase in our number of active selling communities as a result of our merger with Ryland and our strategy to maintain a supply of speculative homes in each community.

Financial Services

In the 2016 second quarter our financial services segment reported pretax income of $8.1 million compared to $2.8 million in the year earlier period.  The increase was driven primarily by a 94% increase in the dollar volume of loans originated and sold and a $2.7 million increase in title services revenues.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Total Originations:
Loans	1,796	808	3,247	1,411
Principal	$569,280	$300,341	$1,021,047	$515,163
Capture Rate	58%	74%	59%	75%

Loans Sold to Third Parties:
Loans	1,774	794	3,621	1,625
Principal	$566,043	$284,536	$1,150,344	$567,225

Mortgage Loan Origination Product Mix:
FHA loans	14%	8%	15%	8%
Other government loans (VA & USDA)	10%	7%	11%	7%
Total government loans	24%	15%	26%	15%
Conforming loans	71%	73%	69%	72%
Jumbo loans	5%	12%	5%	13%
	100%	100%	100%	100%
Loan Type:
Fixed	96%	92%	96%	92%
ARM	4%	8%	4%	8%
Credit Quality:
Avg. FICO score	741	752	739	752
Other Data:
Avg. combined LTV ratio	83%	79%	83%	79%
Full documentation loans	100%	100%	100%	100%

Income Taxes

Our 2016 second quarter provision for income taxes of $66.9 million primarily relates to our $179.6 million of pretax income.  As of June 30, 2016, we had a $338.9 million deferred tax asset which was partially offset by a valuation allowance of $1.4 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $106.3 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Section 382 gross annual limitation of $15.6 million for both federal and state purposes.  The $232.6 million balance of the deferred tax asset is not subject to such limitations.

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisition • homebuilder acquisitions • investments in joint ventures • construction and development • operating expenses	• principal and interest payments on debt • cash collateralization • stock repurchases • the payment of dividends

Cash requirements over the last several years have been met by:

• internally generated funds • bank revolving credit and term loans • land option contracts and seller notes • public and private sales of our equity • public and private note offerings	• joint venture financings • assessment district bond financings • letters of credit and surety bonds • mortgage credit facilities • tax refunds

For the six months ended June 30, 2016, cash provided by operating activities was $63.6 million versus cash used in operating activities of $111.2 million in the year earlier period.  The decrease in cash used in operating activities during 2016 as compared to the prior year period was driven primarily by a 135% increase in homebuilding revenues, partially offset by a $392.3 million increase in cash land purchase and development costs.  Cash flows from financing activities for the six months ended June 30, 2016 included $297.8 million of net proceeds from a senior notes offering during the 2016 second quarter.  As of June 30, 2016, our homebuilding cash balance was $286.8 million (including $30.8 million of restricted cash).

Revolving Credit Facility. As of June 30, 2016, we were party to a $750 million unsecured revolving credit facility (the "Revolving Facility"), $350 million of which is available for letters of credit, which matures in October 2019. The Revolving Facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 0.46% at June 30, 2016) plus 1.75%, or (ii) Prime (3.50% at June 30, 2016) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  The Revolving Facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On June 30, 2016, we had no borrowings outstanding under the facility and had outstanding letters of credit issued under the facility totaling $113.4 million, leaving $636.6 million available under the facility to be drawn.

Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirement	Actual at June 30, 2016	Covenant Requirements at June 30, 2016
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$3,069.7	≥	$1,783.2
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.17	≤	2.00
Liquidity or Interest Coverage Ratio (3):
Liquidity	$186.9	≥	$203.1
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (4)	2.92	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (5)	$720.1	≤	$1,154.4
__________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.
(3)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  At June 30, 2016, we met the condition described in clause (ii).

(4)	Consolidated Interest Incurred excludes noncash interest expense.
(5)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.

Letter of Credit Facilities.  As of June 30, 2016, in addition to our $350 million letter of credit sublimit under our Revolving Facility, we were party to four committed letter of credit facilities totaling $48 million, of which $27.3 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2016 to October 2017.  As of June 30, 2016, these facilities were secured by cash collateral deposits of $27.8 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of June 30, 2016, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

June 30, 2016
(Dollars in thousands)

10.75% Senior Notes due September 2016	$280,000
8.4% Senior Notes due May 2017	230,000
8.375% Senior Notes due May 2018	575,000
1.625% Convertible Senior Notes due May 2018	225,000
0.25% Convertible Senior Notes due June 2019	267,500
6.625% Senior Notes due May 2020	300,000
8.375% Senior Notes due January 2021	400,000
6.25% Senior Notes due December 2021	300,000
5.375% Senior Notes due October 2022	250,000
5.875% Senior Notes due November 2024	300,000
5.25% Senior Notes due June 2026	300,000
1.25% Convertible Senior Notes due August 2032	253,000
$3,680,500
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
As of June 30, 2016, as illustrated in the table below, we were able to incur additional indebtedness and make restricted payments because we satisfied both conditions.

Covenant Requirements	Actual at June 30, 2016	Covenant Requirements at June 30, 2016

Total Leverage Ratio:
Indebtedness to Consolidated Tangible Net Worth Ratio	1.29	≤	2.25
Interest Coverage Ratio:
EBITDA (as defined in the indenture) to Consolidated Interest Incurred	3.27	≥	2.00

During the 2016 second quarter, the Company issued $300 million in aggregate principal amount of 5.25% Senior Notes due 2026, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  We intend to use a portion of the net proceeds of this issuance to repay or repurchase our 2016 Notes.

The Company's 1.625% Convertible Senior Notes due 2018 (the "1.625% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8394 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.41 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 (the "0.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.5966 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.55 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 (the "1.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.25% Convertible Notes will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.8379 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.26 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed. On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.

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

Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2016, only two joint ventures had project specific debt outstanding, which totaled $30.2 million.  This joint venture bank debt was non-recourse to us.  At June 30, 2016, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

Secured Project Debt and Other Notes Payable.  At June 30, 2016, we had $41.1 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

Mortgage Credit Facilities.  At June 30, 2016, we had $174.5 million outstanding under our mortgage financing subsidiary's mortgage credit facilities.  These mortgage credit facilities consisted of a $300 million uncommitted repurchase facility with one lender, maturing in January 2017, and a $75 million repurchase facility with another lender, which matured in July 2016.  These facilities require our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.5 million as of June 30, 2016, and also contain financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2016, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in these facilities.

As of the date of this filing, CalAtlantic Mortgage is currently negotiating a renewal of the $75 million repurchase facility.

Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our projects and other performance obligations.  At June 30, 2016, we had approximately $392.1 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $840.6 million remaining in cost to complete.

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

Dividends.  For the three months ended June 30, 2016, we paid a dividend of $0.04 per share on June 30, 2016.  We did not pay dividends during the three months ended June 30, 2015.  On July 29, 2016 our Board of Directors declared a dividend of $0.04 per share to be paid on September 30, 2016 to holders of record on September 15, 2016.

Stock Repurchases.  On October 28, 2014, we announced that our Board of Directors authorized a $100 million stock repurchase plan and on February 11, 2016 we announced a new $200 million stock repurchase plan that replaced the previous authorization in its entirety.  During the six months ended June 30, 2016, we repurchased 3.2 million shares of our common stock in open market transactions under the plan, and as of June 30, 2016, we had remaining authorization to repurchase $100.2 million of our common stock.  On July 27, 2016, our Board of Directors authorized a new $500 million stock repurchase plan that replaces in its entirety the February 11, 2016 authorization.

Leverage.  Our homebuilding debt to total book capitalization as of June 30, 2016 was 47.9%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended June 30, 2016 and 2015 was 4.4x and 4.4x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 4.1x and 4.1x, respectively (please see page 30 for the reconciliation of net income, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2016, we had non-refundable cash deposits outstanding of approximately $69.8 million and capitalized pre-acquisition and other development and construction costs of approximately $10.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $732.4 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2016, we held membership interests in 27 homebuilding and land development joint ventures, of which 13 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $30.2 million.  This joint venture debt is non-recourse to us, with $0.2 million scheduled to mature in June 2017.  At June 30, 2016, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2016.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  For a portion of its loan originations, CalAtlantic Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, CalAtlantic Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of June 30, 2016, CalAtlantic Mortgage had approximately $185.5 million in closed mortgage loans held for sale and $23.4 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.

CalAtlantic Mortgage also originates a portion of its mortgage loans on a non-presold basis.  When originating mortgage loans on a non-presold basis, CalAtlantic Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, CalAtlantic Mortgage enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by CalAtlantic Mortgage and financed under its mortgage credit facilities for a short period of time (typically for 30 to 45 days) before the loans are sold to third party investors.  CalAtlantic Mortgage utilizes third party hedging software to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist CalAtlantic Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner.  In addition, as of June 30, 2016, CalAtlantic Mortgage had approximately $255.5 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	housing market and economic conditions and trends in the geographic markets in which we operate;
•	our land acquisition strategy and our sources of funds relating thereto;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	litigation outcomes and related costs;
•	plans to purchase notes prior to maturity and engage in debt exchange transactions;
•	the impact of recent accounting pronouncements;
•	amounts remaining to complete relating to existing surety bonds; and
•	our interest rate hedging and derivatives strategy.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2016, we repurchased the following shares under our repurchase program:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet be
		Average	Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased (1)	Share	Programs (1)	Programs (1)
April 1, 2016 to April 30, 2016	310,721	$32.90	310,721	$102,784,040
May 1, 2016 to May 31, 2016	77,900	$32.72	77,900	$100,235,100
June 1, 2016 to June 30, 2016	―	―	―	$100,235,100
Total	388,621	$31.26	388,621
__________________
(1)
On July 27, 2016, our Board of Directors authorized a new $500 million common stock repurchase plan. The stock repurchase plan has no stated expiration date and replaces in its entirety the $200 million authorized by our Board of Directors on February 11, 2016.

ITEM 3.            DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

Not applicable.

ITEM 6.           EXHIBITS

4.1	Twenty-Seventh Supplemental Indenture, dated as of May 31, 2016, by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from CalAtlantic Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    CALATLANTIC GROUP, INC.
                                                                    (Registrant)

Dated: July 29, 2016	By:	/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)

Dated: July 29, 2016	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)