Form 10-Q
period 2016-09-30
CalAtlantic Group, Inc.
filed 2016-10-28
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Registrant's shares of common stock outstanding at October 27, 2016: 116,036,411

CALATLANTIC GROUP, INC.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$1,665,030		$626,008	$4,402,896		$1,789,065
Land sale revenues	5,928		26,182	32,107		33,035
Total revenues	1,670,958		652,190	4,435,003		1,822,100
Cost of home sales	(1,290,628)		(467,358)	(3,440,549)		(1,346,108)
Cost of land sales	(5,638)		(25,076)	(31,217)		(30,190)
Total cost of sales	(1,296,266)		(492,434)	(3,471,766)		(1,376,298)
Gross margin	374,692		159,756	963,237		445,802
Selling, general and administrative expenses	(170,815)		(73,260)	(473,210)		(219,240)
Income (loss) from unconsolidated joint ventures	1,231		121	2,643		(381)
Other income (expense)	(4,169)		(11,170)	(11,992)		(16,742)
Homebuilding pretax income	200,939		75,447	480,678		209,439
Financial Services:
Revenues	21,433		7,011	59,524		19,815
Expenses	(11,626)		(4,164)	(34,635)		(12,942)
Financial services pretax income	9,807		2,847	24,889		6,873

Income before taxes	210,746		78,294	505,567		216,312
Provision for income taxes	(78,398)		(31,117)	(187,798)		(80,332)
Net income	132,348		47,177	317,769		135,980
Less: Net income allocated to preferred shareholder	―		(11,342)	―		(32,818)
Less: Net income allocated to unvested restricted stock	(294)		(93)	(635)		(274)
Net income available to common stockholders	$132,054		$35,742	$317,134		$102,888

Income Per Common Share:
Basic	$1.12		$0.65	$2.66		$1.87
Diluted	$0.97		$0.59	$2.34		$1.71

Weighted Average Common Shares Outstanding:
Basic	118,338,891		55,345,443	119,188,145		55,059,683
Diluted	136,077,415		62,292,524	136,888,927		62,152,754

Weighted average additional common shares outstanding
if preferred shares converted to common shares	―		17,562,557	―		17,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	136,077,415		79,855,081	136,888,927		79,715,311

Cash Dividends Declared Per Common Share	$0.04	$	―	$0.12	$	―

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
	(Unaudited)

Net income	$132,348	$47,177	$317,769	$135,980
Other comprehensive income, net of tax:
Unrealized gain on marketable securities, available for sale	―	―	39	―
Total comprehensive income	$132,348	$47,177	$317,808	$135,980

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$184,033	$151,076
Restricted cash	29,796	35,990
Inventories:
Owned	6,533,047	6,069,959
Not owned	75,484	83,246
Investments in unconsolidated joint ventures	139,373	132,763
Deferred income taxes, net of valuation allowance of $1,441 and $1,156 at
September 30, 2016 and December 31, 2015, respectively	323,955	396,194
Goodwill	970,185	933,360
Other assets	109,348	118,768
Total Homebuilding Assets	8,365,221	7,921,356
Financial Services:
Cash and equivalents	30,241	35,518
Restricted cash	21,799	22,914
Mortgage loans held for sale, net	171,262	325,770
Mortgage loans held for investment, net	24,450	22,704
Other assets	19,488	17,243
Total Financial Services Assets	267,240	424,149
Total Assets	$8,632,461	$8,345,505

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$204,803	$191,681
Accrued liabilities	533,794	478,793
Revolving credit facility	146,000	―
Secured project debt and other notes payable	40,930	25,683
Senior notes payable	3,393,799	3,462,016
Total Homebuilding Liabilities	4,319,326	4,158,173
Financial Services:
Accounts payable and other liabilities	16,802	22,474
Mortgage credit facilities	161,898	303,422
Total Financial Services Liabilities	178,700	325,896
Total Liabilities	4,498,026	4,484,069

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
and outstanding at September 30, 2016 and December 31, 2015	―	―
Common stock, $0.01 par value; 600,000,000 shares authorized; 117,348,095 and 121,286,153 shares issued and outstanding at September 30, 2016 and
December 31, 2015, respectively	1,173	1,213
Additional paid-in capital	3,293,823	3,324,328
Accumulated earnings	839,395	535,890
Accumulated other comprehensive income, net of tax	44	5
Total Equity	4,134,435	3,861,436
Total Liabilities and Equity	$8,632,461	$8,345,505

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$317,769	$135,980
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	(2,643)	381
Depreciation and amortization	43,193	22,369
Amortization of stock-based compensation	11,216	8,620
Excess tax benefits from share-based payment arrangements	―	(8,573)
Deferred income tax provision	8,118	52,132
Other operating activities	100	633
Changes in cash and equivalents due to:
Mortgage loans held for sale	154,622	88,360
Inventories - owned	(366,095)	(521,646)
Inventories - not owned	(29,192)	(21,612)
Other assets	7,665	8,862
Accounts payable	13,122	37,669
Accrued liabilities	9,787	(19,005)
Net cash provided by (used in) operating activities	167,662	(215,830)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(27,000)	(83,288)
Distributions of capital from unconsolidated homebuilding joint ventures	23,727	10,289
Other investing activities	(5,389)	(11,716)
Net cash provided by (used in) investing activities	(8,662)	(84,715)

Cash Flows From Financing Activities:
Change in restricted cash	7,309	1,047
Borrowings from revolving credit facility	1,008,000	491,400
Principal payments on revolving credit facility	(862,000)	(222,700)
Principal payments on secured project debt and other notes payable	(10,389)	(569)
Principal payments on senior notes payable	(280,000)	(29,789)
Proceeds from the issuance of senior notes payable	300,000	―
Payment of debt issuance costs	(2,657)	―
Net proceeds from (payments on) mortgage credit facilities	(141,524)	(10,554)
Repurchases of common stock	(137,464)	(22,073)
Common stock dividend payments	(14,264)	―
Issuance of common stock under employee stock plans, net of tax withholdings	1,868	(461)
Excess tax benefits from share-based payment arrangements	―	8,573
Other financing activities	(199)	―
Net cash provided by (used in) financing activities	(131,320)	214,874

Net increase (decrease) in cash and equivalents	27,680	(85,671)
Cash and equivalents at beginning of period	186,594	212,393
Cash and equivalents at end of period	$214,274	$126,722

Cash and equivalents at end of period	$214,274	$126,722
Homebuilding restricted cash at end of period	29,796	37,425
Financial services restricted cash at end of period	21,799	1,045
Cash and equivalents and restricted cash at end of period	$265,869	$165,192

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

1.      Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of CalAtlantic Group, Inc. and its wholly owned subsidiaries and have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has also been omitted pursuant to applicable rules and regulations.   In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2016 and the results of operations and cash flows for the periods presented.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15").  ASU 2016-15 provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted.  We are currently evaluating the impact adoption will have on our financial statements.

3.      Business Acquisition

On October 1, 2015, pursuant to the terms and conditions of the Amended and Restated Agreement and Plan of Merger, dated as of June 14, 2015 (the "Merger Agreement"), between Standard Pacific Corp. ("Standard Pacific") and The Ryland Group, Inc. ("Ryland"), Ryland merged with and into Standard Pacific (the "Merger"), with Standard Pacific continuing as the surviving corporation.  At the same time Standard Pacific changed its name to CalAtlantic Group, Inc.  The primary purpose for our merger with Ryland was to gain both geographic and product diversification and expand our reach and enhance our growth prospects across the homebuilding spectrum, from entry level to luxury.  In addition, the merger was intended to create production, purchasing and other synergies intended to result in cost savings and efficiencies.

Based on an evaluation of the provisions of ASC Topic 805, Business Combinations ("ASC 805"), Standard Pacific was determined to be the acquirer for accounting purposes.  Under ASC 805, Standard Pacific is treated as having acquired Ryland in an all-stock transaction for an estimated total purchase price of approximately $2.0 billion.  The total purchase price was allocated to Ryland's assets and liabilities based upon fair values as determined by the Company, as follows (in thousands):

Cash and cash equivalents	$268,517
Inventories	2,404,765
Investments in unconsolidated joint ventures	13,821
Deferred income taxes	120,615
Homebuilding other assets	77,124
Financial services assets, excluding cash	144,889
Goodwill	970,185
Total assets	3,999,916
Accounts payable and accrued liabilities	(495,425)
Secured project debt and other notes payables	(22,213)
Senior notes payable	(1,291,541)
Financial services liabilities	(124,619)
Additional paid-in capital	(93,834)
Total purchase price	$1,972,284

During the 2016 first quarter the Company completed a valuation of the 1.625% convertible senior notes assumed in the merger with Ryland and determined that the value associated with the conversion feature was $93.8 million, which is included in additional paid-in capital in the accompanying condensed consolidated balance sheet as of September 30, 2016.  In connection with the valuation of the conversion feature, the related deferred tax asset was reduced by approximately $35.9 million, with a corresponding increase in goodwill.  The $970.2 million of goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes.  As of the merger date, goodwill primarily consisted of the following: (i) expected production, purchasing and other synergies resulting from the merger, (ii)  savings in corporate and divisional overhead costs, (iii) the benefit of the combination of the best components of the operating practices of both legacy companies, (iv) the benefit of the combination of the best employees of each legacy company, (v) expected expanded opportunities for growth through greater geographic and customer segment diversity.

The following presents summarized unaudited supplemental pro forma operating results as if Ryland had been included in the Company's Condensed Consolidated Statements of Operations as of January 1, 2015.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(Dollars in thousands)

Home sale revenues	$1,318,885	$3,619,912
Pretax income	$142,352	$383,655

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

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes.  In connection with the merger with Ryland, the Company experienced key personnel changes and significant growth in its operations, and as a result, the Company began to develop processes and reporting packages to manage and assess the Company's performance at a regional level.  In light of the key personnel changes, growth in operations, and the focus on regional information provided to the Company's chief operating decision maker, during 2016, we performed an assessment of our operating segments in accordance with ASC Topic 280, Segment Reporting ("ASC 280"), and determined that each of our four homebuilding regions and financial services operations are our operating segments.  Prior to this change, in accordance with the aggregation criteria defined in ASC 280, our homebuilding divisions were grouped into four reportable segments (which were our four homebuilding regions): North, consisting of our divisions in Georgia, Delaware, Illinois, Indiana, Maryland, Minnesota, New Jersey, Pennsylvania, Virginia and Washington D.C.; Southeast, consisting of our divisions in Florida and the Carolinas; Southwest, consisting of our divisions in Texas, Colorado and Nevada; and West, consisting of our divisions in California and Arizona.  As such, current period segment information is presented consistent with prior periods.

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

Corporate is a non-operating segment that develops and implements strategic initiatives and supports our operating segments by centralizing key administrative functions such as accounting, finance and treasury, information technology, insurance and risk management, litigation, marketing and human resources.  Corporate also provides the necessary administrative functions to support us as a publicly traded company.  All of the expenses incurred by Corporate are allocated to each of our four homebuilding regions based on their respective percentage of revenues.

Segment financial information relating to the Company's homebuilding operations was as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
	(Dollars in thousands)
Homebuilding revenues:
North	$283,060	$	n/a	$710,889	$	n/a
Southeast	400,720		211,759	1,065,038		556,330
Southwest	389,160		155,595	1,165,797		461,304
West	598,018		284,836	1,493,279		804,466
Total homebuilding revenues	$1,670,958		$652,190	$4,435,003		$1,822,100

Homebuilding pretax income (1):
North	$25,627	$	n/a	$53,177	$	n/a
Southeast	31,303		19,379	84,125		44,909
Southwest	39,312		16,552	113,145		49,817
West	104,697		39,516	230,231		114,713
Total homebuilding pretax income	$200,939		$75,447	$480,678		$209,439
__________________
(1)
Homebuilding pretax income includes depreciation and amortization expense of $1.7 million, $4.2 million, $2.8 million and $7.1 million, respectively, in the North, Southeast, Southwest and West for the quarter ended September 30, 2016 and $4.5 million, $11.2 million, $8.6 million and $18.9 million, respectively, in the North, Southeast, Southwest and West for the nine months ended September 30, 2016.

Segment financial information relating to the Company's homebuilding assets was as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Homebuilding assets:
North	$1,158,975	$732,689
Southeast	2,189,173	1,766,241
Southwest	1,874,226	1,470,654
West	2,613,248	2,357,597
Corporate (1)	529,599	1,594,175
Total homebuilding assets	$8,365,221	$7,921,356
__________________
(1)
The assets in our Corporate Segment include cash and cash equivalents and our deferred tax asset, and at December 31, 2015 included $0.9 billion of goodwill recorded in connection with our merger with Ryland.  During the 2016 second quarter, recorded goodwill was allocated to the Company's reporting units (as of September 30, 2016, approximately $0.3 billion was included in each of the North, Southeast and Southwest segments, and approximately $0.1 billion was included in the West segment).

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$132,348	$47,177	$317,769	$135,980
Less: Net income allocated to preferred shareholder	―	(11,342)	―	(32,818)
Less: Net income allocated to unvested restricted stock	(294)	(93)	(635)	(274)
Net income available to common stockholders for basic
earnings per common share	132,054	35,742	317,134	102,888
Effect of dilutive securities:
Net income allocated to preferred shareholder	―	11,342	―	32,818
Interest on 1.625% convertible senior notes due 2018	91	―	1,088	―
Interest on 0.25% convertible senior notes due 2019	82	―	984	―
Interest on 1.25% convertible senior notes due 2032	62	41	744	490
Net income available to common and preferred stock for diluted
earnings per share	$132,289	$47,125	$319,950	$136,196

Denominator:
Weighted average basic common shares outstanding	118,338,891	55,345,443	119,188,145	55,059,683
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	―	17,562,557	―	17,562,557
Total weighted average common shares outstanding if preferred shares
converted to common shares	118,338,891	72,908,000	119,188,145	72,622,240
Effect of dilutive securities:
Share-based awards	643,602	684,511	605,860	830,501
1.625% convertible senior notes due 2018	7,165,845	―	7,165,845	―
0.25% convertible senior notes due 2019	3,638,080	―	3,638,080	―
1.25% convertible senior notes due 2032	6,290,997	6,262,570	6,290,997	6,262,570
Weighted average diluted shares outstanding	136,077,415	79,855,081	136,888,927	79,715,311

Income per common share:
Basic	$1.12	$0.65	$2.66	$1.87
Diluted	$0.97	$0.59	$2.34	$1.71

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

Total compensation expense recognized related to stock-based compensation was $3.7 million and $3.5 million for the three months ended September 30, 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, we recognized stock-based compensation expense of $11.2 million and $8.6 million, respectively.  As of September 30, 2016, total unrecognized stock-based compensation expense was $23.7 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 2.0 years.

7.      Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At September 30, 2016, cash and equivalents included $116.5 million of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

At September 30, 2016, homebuilding restricted cash represented $29.8 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued.  Financial services restricted cash as of September 30, 2016 consisted of $17.7 million held in cash collateral accounts primarily related to certain letters of credit that have been issued, $3.5 million related to our financial services subsidiary mortgage credit facilities and $0.6 million related to funds held in trust for third parties.

8.    Marketable Securities, Available-for-sale

The Company's investment portfolio includes mainly municipal debt securities and metropolitan district bond securities, which are included in homebuilding other assets in the accompanying condensed consolidated balance sheets.  As defined in ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), the Company considers its investment portfolio to be available-for-sale.  Accordingly, these investments are recorded at their fair values.  The cost of securities sold is based on an average-cost basis.  Unrealized gains and losses on these investments are included in accumulated other comprehensive income, net of tax, within stockholders' equity.  At September 30, 2016, accumulated other comprehensive income included unrealized gains of $392,000 on available-for-sale marketable securities, offset with reclassification adjustments, which represent net realized earnings associated with the Company's investment portfolio, which included interest, dividends and net realized gains on sales of marketable securities, and totaled $348,000 for the nine months ended September 30, 2016.  Realized gains or losses were included in homebuilding other income (expense) in the accompanying condensed consolidated statements of operations.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  At September 30, 2016, the Company believes that the cost bases for its available-for-sale securities were recoverable in all material respects.

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

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	September 30, 2016			December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
(Dollars in thousands)
Type of security:
Municipal bond and metropolitan district securities	$ 18,438	$ 44	$ 18,482	$ 19,439	$ 5	$ 19,444

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

September 30, 2016
(Dollars in thousands)
Contractual maturity:
Maturing in one year or less	$ ―
Maturing after three years	18,482
Total marketable securities, available-for-sale	$18,482

9.      Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	September 30, 2016
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development (1)	$441,119	$1,121,369	$631,520	$1,258,888	$3,452,896
Homes completed and under construction	341,535	651,531	713,662	874,834	2,581,562
Model homes	76,905	131,147	115,784	174,753	498,589
Total inventories owned	$859,559	$1,904,047	$1,460,966	$2,308,475	$6,533,047

	December 31, 2015
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development (1)	$370,584	$1,169,350	$687,792	$1,318,563	$3,546,289
Homes completed and under construction	266,967	464,668	599,183	708,779	2,039,597
Model homes	66,100	119,283	113,549	185,141	484,073
Total inventories owned	$703,651	$1,753,301	$1,400,524	$2,212,483	$6,069,959
__________________
(1)
During the nine months ended September 30, 2016, we purchased $680.9 million of land (10,048 homesites), of which 25% (based on homesites) were located in the North, 25% in the Southeast, 25% in the Southwest, and 25% in the West. During the year ended December 31, 2015, we purchased $515.3 million of land (6,631 homesites) and acquired an additional 40,245 homesites as a result of the merger with Ryland.  The homesites we purchased during 2015, other than through the merger, were located as follows:  12% (based on homesites) were located in the North, 39% in the Southeast, 18% in the Southwest, and 31% in the West.

In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a community under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of September 30, 2016 and 2015, the total active and future communities that we owned were 879 and 380, respectively.  During the nine months ended September 30, 2016 and 2015, we reviewed all communities for indicators of impairment and based on our review we did not record any inventory impairments during these periods.

b. Inventories Not Owned

Inventories not owned as of September 30, 2016 and December 31, 2015 consisted of land purchase and lot option deposits outstanding at the end of each period, and purchase price allocated to lot option contracts assumed in connection with business acquisitions. Under ASC Topic 810, Consolidation ("ASC 810"), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

10.    Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent communities that are actively selling or under development as well as investments in homebuilding and land development unconsolidated joint ventures.  During the nine months ended September 30, 2016 and 2015, our qualified assets exceeded our debt, and as a result, all of our homebuilding interest incurred during the nine months ended September 30, 2016 and 2015 was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	(Dollars in thousands)

Total interest incurred (1)		$56,872		$42,304		$175,207		$125,964
Less: Interest capitalized to inventories owned (1)		(55,761)		(41,611)		(172,170)		(124,520)
Less: Interest capitalized to investments in unconsolidated joint ventures		(1,111)		(693)		(3,037)		(1,444)
Interest expense	$	―	$	―	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$44,636		$30,275		$115,367		$87,721
Interest previously capitalized to inventories owned, included in cost of land sales		$115		$3,048		$1,596		$4,803
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures		$613	$	―		$613	$	―
Interest capitalized in ending inventories owned (2)		$362,807		$307,603		$362,807		$307,603
Interest capitalized as a percentage of inventories owned		5.6%		8.1%		5.6%		8.1%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$3,224		$2,109		$3,224		$2,109
Interest capitalized as a percentage of investments in unconsolidated joint ventures		2.3%		1.7%		2.3%		1.7%
__________________
(1)
Total interest incurred and interest capitalized to inventories owned during the nine months ended September 30, 2016 includes a $9 million increase related to the valuation of the 1.625% convertible senior notes that was completed during the 2016 first quarter.  Please see Note 3 for further discussion.

(2)
During the three and nine months ended September 30, 2016, in connection with lot purchases from our joint ventures, $1.6 million and $2.1 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

11.    Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the condensed combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we account for under the equity method:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
	(Unaudited)

Revenues	$27,426	$22,350
Cost of sales and expenses	(17,791)	(25,444)
Income (loss) of unconsolidated joint ventures	$9,635	$(3,094)
Income (loss) from unconsolidated joint ventures reflected in the
accompanying condensed consolidated statements of operations	$2,643	$(381)

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to be constructed to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.  For the nine months ended September 30, 2016, income (loss) from unconsolidated joint ventures included $0.8 million, $0.9 million, $0.4 million and $0.5 million of income from joint ventures within our West, Southwest, Southeast and North reportable segments, respectively.  For the nine months ended September 30, 2015, income (loss) from unconsolidated joint ventures was primarily attributable to our share of income (loss) related to our West region joint ventures.

During each of the nine months ended September 30, 2016 and 2015, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, during the three and nine months ended September 30, 2016, we recorded a $1.0 million impairment charge related to one joint venture in the West.  No joint venture communities were determined to be impaired for the nine months ended September 30, 2015.

The table set forth below summarizes the condensed combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Assets:
Cash	$33,799	$34,893
Inventories	600,056	510,502
Other assets	11,872	14,540
Total assets	$645,727	$559,935

Liabilities and Equity:
Accounts payable and accrued liabilities	$37,176	$26,571
Non-recourse debt	30,683	33,704
CalAtlantic equity	159,214	130,750
Other members' equity	418,654	368,910
Total liabilities and equity	$645,727	$559,935

Investments in unconsolidated joint ventures reflected in
the accompanying condensed consolidated balance sheets (1)	$139,373	$132,763
__________________
(1)
As of September 30, 2016, our investments in unconsolidated joint ventures consisted of $127.6 million, $5.9 million, $0.3 million and $5.6 million, within our West, Southwest, Southeast and North reportable segments, respectively.  As of December 31, 2015, our investments in unconsolidated joint ventures consisted of $121.3 million, $5.6 million, $0.3 million and $5.6 million, within our West, Southwest, Southeast and North reportable segments, respectively.

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of total equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  As of September 30, 2016 and December 31, 2015, substantially all of our investments in unconsolidated joint ventures were in California.  Our investments in unconsolidated joint ventures also included approximately $3.2 million and $2.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of September 30, 2016 and December 31, 2015, respectively, which capitalized interest is not included in the condensed combined balance sheets above.

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of September 30, 2016, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs and we did not have a controlling interest, or, if they were a VIE, we were not deemed to be the primary beneficiary.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)

Warranty accrual, beginning of the period	$40,691	$13,584
Warranty costs accrued during the period	16,903	7,403
Warranty costs paid during the period	(15,088)	(7,119)
Warranty accrual, end of the period	$42,506	$13,868

13.    Revolving Credit Facility and Letter of Credit Facilities

As of September 30, 2016, we were party to a $750 million unsecured revolving credit facility (the "Revolving Facility"), $350 million of which is available for letters of credit, which matures in October 2019.  The Revolving Facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 0.53% at September 30, 2016) plus 1.75%, or (ii) Prime (3.50% at September 30, 2016) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  We were in compliance with all of the Revolving Facility covenants as of September 30, 2016. The Revolving Facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On September 30, 2016, we had $146.0 million borrowings outstanding under the facility and had outstanding letters of credit issued under the facility totaling $112.9 million, leaving $491.1 million available under the facility to be drawn.

As of September 30, 2016, in addition to our $350 million letter of credit sublimit under our Revolving Facility, we were party to four committed letter of credit facilities totaling $48 million, of which $28.2 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from January 2017 to October 2017.  As of September 30, 2016, these facilities were secured by cash collateral deposits of $28.7 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

14.  Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At September 30, 2016, we had approximately $40.9 million outstanding in secured project debt and other notes payable.

15.  Senior Notes Payable

Senior notes payable consisted of the following at:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)

10.75% Senior Notes due September 2016	$ ―	$275,845
8.4% Senior Notes due May 2017	238,625	248,975
8.375% Senior Notes due May 2018	574,397	574,058
1.625% Convertible Senior Notes due May 2018	219,396	301,754
0.25% Convertible Senior notes due June 2019	252,357	248,098
6.625% Senior Notes due May 2020	321,402	325,882
8.375% Senior Notes due January 2021	394,970	394,152
6.25% Senior Notes due December 2021	297,504	297,148
5.375% Senior Notes due October 2022	249,197	249,096
5.875% Senior Notes due November 2024	296,886	296,598
5.25% Senior Notes due June 2026	297,428	―
1.25% Convertible Senior Notes due August 2032	251,637	250,410
	$3,393,799	$3,462,016

The carrying amount of our senior notes listed above are net of debt issuance costs and any discounts and premiums that are amortized to interest costs over the respective terms of the notes.

The Company's 1.625% Convertible Senior Notes due 2018 (the "1.625% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes bear interest at a rate of 1.625% per year and will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8482 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.40 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 (the "0.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes bear interest at a rate of 0.25% per year and will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.6003 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.53 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 (the "1.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.25% Convertible Notes bear interest at a rate of 1.25% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.8656 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.22 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed.  On each of August 1, 2017,

August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.

Our senior notes payable are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our Convertible Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants, including, but not limited to, a limitation on secured indebtedness and a restriction on sale leaseback transactions.  As of September 30, 2016, we were in compliance with the covenants required by our senior notes.

Many of our 100% owned direct and indirect subsidiaries (collectively, the "Guarantor Subsidiaries") guarantee our outstanding senior notes.  The guarantees are full and unconditional, and joint and several.  Under our most restrictive indenture, a Guarantor Subsidiary will be released and relieved of any obligations under the applicable note guarantee in the event that i) such Guarantor Subsidiary ceases to be a restricted subsidiary in the homebuilding segment or ii) in the event of a sale or other disposition of such Guarantor Subsidiary, in compliance with the indenture, and such Guarantor Subsidiary ceases to guaranty any other debt of the Company.  Please see Note 22 for supplemental financial statement information about our guarantor subsidiaries group and non-guarantor subsidiaries group.

During the 2016 second quarter, the Company issued $300 million in aggregate principal amount of 5.25% Senior Notes due 2026, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  A portion of the net proceeds of this issuance was used to repay the remaining $280 million principal balance of our 10.75% Senior Notes upon maturity in September 2016.

16.    Preferred Stock

Prior to our merger with Ryland, MP CA Homes, LLC ("MatlinPatterson") held all of the outstanding shares of Company Series B Preferred Stock and 126.4 million shares of Company common stock, which, together, represented approximately 59% of the total number of shares of Company common stock issued and outstanding on an if-converted basis.  Immediately following the merger, MatlinPatterson converted all of their shares of preferred stock into 17.6 million shares of Company common stock.  As of September 30, 2016, MatlinPatterson held 42.8 million shares (approximately 37%) of the Company's outstanding common stock and no shares of preferred stock.

17.    Mortgage Credit Facility

At September 30, 2016, we had $161.9 million outstanding under our mortgage financing subsidiary's mortgage credit facility.  This mortgage credit facility consisted of a $300 million uncommitted repurchase facility with one lender, maturing in January 2017. This facility requires our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.5 million as of September 30, 2016, and also contains financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2016, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in this facility.

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

•  Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents the Company's financial instruments measured at fair value on a recurring basis:

		Fair Value at
Description	Fair Value Hierarchy	September 30, 2016	December 31, 2015
		(Dollars in thousands)

Marketable securities, available-for-sale
Municipal debt securities	Level 2	$9,771	$9,734
Metropolitan district bond securities	Level 3	$8,711	$9,710
Mortgage loans held for sale	Level 2	$173,568	$328,835

Marketable Securities, Available-for-sale

Marketable securities that are available-for-sale are comprised mainly of municipal debt securities and metropolitan district bond securities.  The Company's municipal debt securities are valued based on quoted market prices of similar instruments and the metropolitan district bond securities are based on a discounted future cash flow model, which uses Level 3 inputs.  The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as homes drive increases to the taxpaying base for the metro district, (2) the forecasted assessed value of those closed homes and (3) the discount rate.

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

The following table presents the carrying values and estimated fair values of our other financial instruments for which we have not elected the fair value option in accordance with ASC 825:

		September 30, 2016		December 31, 2015
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$24,450	$24,450	$22,704	$22,704
Homebuilding liabilities:
Senior and convertible senior notes payable, net	Level 2	$3,393,799	$3,677,455	$3,462,016	$3,675,276

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

The fair value of our cash and equivalents, restricted cash, accounts payable and other liabilities, secured project debt and other notes payable, revolving credit facility, and mortgage credit facilities approximate their carrying amounts due to the short-term nature of these assets and liabilities.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2016, we had non-refundable cash deposits outstanding of approximately $67.8 million and capitalized pre-acquisition and other development and construction costs of approximately $11.8  million relating to land purchase and option contracts having a total remaining purchase price of approximately $790.6 million.

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

b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of September 30, 2016, we held ownership interests in 27 homebuilding and land development joint ventures, of which 13 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $30.7 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2017.  At September 30, 2016, we had no joint venture surety bonds outstanding.

c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our communities.  At September 30, 2016, we had approximately $841.3 million in surety bonds outstanding, with respect to which we had an estimated $390.2 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  CalAtlantic Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $266.6 million at September 30, 2016 and carried a weighted average interest rate of approximately 3.5%.  Interest rate risks related to these obligations are mitigated by CalAtlantic Mortgage through the preselling of loans to investors or through its interest rate hedging program.  As of September 30, 2016, CalAtlantic Mortgage had approximately $168.6 million in closed mortgage loans held for sale and $28.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.  In addition, as of September 30, 2016, CalAtlantic Mortgage had approximately $238.5 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, substantially all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

Substantially all of the loans originated by CalAtlantic Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to CalAtlantic Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  During the nine months ended September 30, 2016 and 2015, CalAtlantic Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.1 million and $0.1 million, respectively.  As of September 30, 2016, CalAtlantic Mortgage had indemnity and repurchase allowances related to loans sold of approximately $3.5 million.  In addition, during the nine months ended September 30, 2016 and 2015, CalAtlantic Mortgage made make-whole payments of $0.3 million and $0.1 million, respectively.

e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover our estimated costs of self-insured retentions and deductible amounts under these policies and estimated costs for claims that may not be covered by applicable insurance or indemnities.  Our total insurance and litigation accruals as of September 30, 2016 and December 31, 2015 were $130.5 million and $125.3 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Estimation of these accruals include consideration of our claims history, including current claims, estimates of claims incurred but not yet reported, and potential for recovery of costs from insurance and other sources.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ materially from our currently estimated amounts.

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

Our 2016 third quarter provision for income taxes of $78.4 million primarily related to our $210.7 million of pretax income.  As of September 30, 2016, we had a $325.4 million deferred tax asset which was partially offset by a valuation allowance of $1.4 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $136.9 million of our deferred tax asset related to net operating loss carryforwards ($119.6 million of federal and state net operating loss carryforwards that were subject to Internal Revenue Code Section 382 ("Section 382") limitations and $17.3 million of state net operating loss carryforwards that were not subject to such limitations).  The remaining deferred tax asset balance of $188.5 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.   As of September 30, 2016 and December 31, 2015, our liability for unrecognized tax benefits was $12.2 million and $10.6 million, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, as of September 30, 2016, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2011 through 2015.

21.    Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$150,822	$66,310

Supplemental Disclosures of Noncash Activities:
Increase in secured project debt related to seller financed inventory purchases	$25,625	$1,725

22.   Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 15 "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$707,397	$656,095	$307,466	$	―	$1,670,958
Cost of sales	(561,856)	(520,810)	(213,600)		―	(1,296,266)
Gross margin	145,541	135,285	93,866		―	374,692
Selling, general and administrative expenses	(75,217)	(75,834)	(19,764)		―	(170,815)
Income (loss) from unconsolidated joint ventures	(717)	44	1,904		―	1,231
Equity income of subsidiaries	95,380	―	―		(95,380)	―
Interest income (expense), net	1,075	(886)	(189)		―	―
Other income (expense)	(3,602)	(762)	195		―	(4,169)
Homebuilding pretax income	162,460	57,847	76,012		(95,380)	200,939
Financial Services:
Financial services pretax income	―	―	9,807		―	9,807
Income before taxes	162,460	57,847	85,819		(95,380)	210,746
Provision for income taxes	(30,112)	(23,111)	(25,175)		―	(78,398)
Net income	$132,348	$34,736	$60,644		$(95,380)	$132,348

	Three Months Ended September 30, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$172,420	$296,420	$183,350	$	―	$652,190
Cost of sales	(132,775)	(226,945)	(132,714)		―	(492,434)
Gross margin	39,645	69,475	50,636		―	159,756
Selling, general and administrative expenses	(21,582)	(37,660)	(14,018)		―	(73,260)
Income (loss) from unconsolidated joint ventures	14	―	107		―	121
Equity income of subsidiaries	48,155	―	―		(48,155)	―
Interest income (expense), net	3,109	(2,160)	(949)		―	―
Other income (expense)	(11,782)	(212)	824		―	(11,170)
Homebuilding pretax income	57,559	29,443	36,600		(48,155)	75,447
Financial Services:
Financial services pretax income	―	―	2,847		―	2,847
Income before taxes	57,559	29,443	39,447		(48,155)	78,294
Provision for income taxes	(10,382)	(13,931)	(6,804)		―	(31,117)
Net income	$47,177	$15,512	$32,643		$(48,155)	$47,177

22.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,817,935	$1,866,598	$750,470	$	―	$4,435,003
Cost of sales	(1,451,579)	(1,486,644)	(533,543)		―	(3,471,766)
Gross margin	366,356	379,954	216,927		―	963,237
Selling, general and administrative expenses	(201,503)	(220,595)	(51,112)		―	(473,210)
Income (loss) from unconsolidated joint ventures	29	444	2,170		―	2,643
Equity income of subsidiaries	229,414	―	―		(229,414)	―
Interest income (expense), net	3,685	(2,785)	(900)		―	―
Other income (expense)	(10,885)	(1,241)	134		―	(11,992)
Homebuilding pretax income	387,096	155,777	167,219		(229,414)	480,678
Financial Services:
Financial services pretax income	―	―	24,889		―	24,889
Income before taxes	387,096	155,777	192,108		(229,414)	505,567
Provision for income taxes	(69,327)	(66,659)	(51,812)		―	(187,798)
Net income	$317,769	$89,118	$140,296		$(229,414)	$317,769

	Nine Months Ended September 30, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$500,500	$840,513	$481,087	$	―	$1,822,100
Cost of sales	(380,929)	(646,798)	(348,571)		―	(1,376,298)
Gross margin	119,571	193,715	132,516		―	445,802
Selling, general and administrative expenses	(69,121)	(110,934)	(39,185)		―	(219,240)
Income (loss) from unconsolidated joint ventures	36	―	(417)		―	(381)
Equity income of subsidiaries	121,691	―	―		(121,691)	―
Interest income (expense), net	9,507	(7,369)	(2,138)		―	―
Other income (expense)	(19,223)	(435)	2,916		―	(16,742)
Homebuilding pretax income	162,461	74,977	93,692		(121,691)	209,439
Financial Services:
Financial services pretax income	―	―	6,873		―	6,873
Income before taxes	162,461	74,977	100,565		(121,691)	216,312
Provision for income taxes	(26,481)	(34,502)	(19,349)		―	(80,332)
Net income	$135,980	$40,475	$81,216		$(121,691)	$135,980

22.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$118,170	$30,931	$34,932	$	―	$184,033
Restricted cash	―	―	29,796		―	29,796
Intercompany receivables	2,110,248	―	235,105		(2,345,353)	―
Inventories:
Owned	2,850,899	2,350,260	1,331,888		―	6,533,047
Not owned	38,300	32,841	4,343		―	75,484
Investments in unconsolidated joint ventures	4,358	4,696	130,319		―	139,373
Investments in subsidiaries	1,855,517	―	―		(1,855,517)	―
Deferred income taxes, net	342,413	―	―		(18,458)	323,955
Goodwill and other intangibles, net	970,185	―	―		―	970,185
Other assets	62,148	44,449	2,751		―	109,348
Total Homebuilding Assets	8,352,238	2,463,177	1,769,134		(4,219,328)	8,365,221
Financial Services:
Cash and equivalents	―	―	30,241		―	30,241
Restricted cash	―	―	21,799		―	21,799
Mortgage loans held for sale, net	―	―	171,262		―	171,262
Mortgage loans held for investment, net	―	―	24,450		―	24,450
Other assets	―	―	21,131		(1,643)	19,488
Total Financial Services Assets	―	―	268,883		(1,643)	267,240
Total Assets	$8,352,238	$2,463,177	$2,038,017		$(4,220,971)	$8,632,461

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$99,023	$78,204	$27,576	$	―	$204,803
Accrued liabilities and intercompany payables	306,603	1,408,418	949,122		(2,130,349)	533,794
Revolving credit facility	146,000	―	―		―	146,000
Secured project debt and other notes payable	272,378	―	3,657		(235,105)	40,930
Senior notes payable	3,393,799	―	―		―	3,393,799
Total Homebuilding Liabilities	4,217,803	1,486,622	980,355		(2,365,454)	4,319,326
Financial Services:
Accounts payable and other liabilities	―	―	16,802		―	16,802
Mortgage credit facilities	―	―	161,898		―	161,898
Total Financial Services Liabilities	―	―	178,700		―	178,700
Total Liabilities	4,217,803	1,486,622	1,159,055		(2,365,454)	4,498,026

Equity:
Total Equity	4,134,435	976,555	878,962		(1,855,517)	4,134,435
Total Liabilities and Equity	$8,352,238	$2,463,177	$2,038,017		$(4,220,971)	$8,632,461

22.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$6,387	$112,852	$31,837	$	―	$151,076
Restricted cash	―	―	35,990		―	35,990
Intercompany receivables	2,380,899	―	152,505		(2,533,404)	―
Inventories:
Owned	2,524,927	2,304,305	1,240,727		―	6,069,959
Not owned	32,393	38,925	11,928		―	83,246
Investments in unconsolidated joint ventures	5,353	4,330	123,080		―	132,763
Investments in subsidiaries	1,644,453	―	―		(1,644,453)	―
Deferred income taxes, net	405,945	―	―		(9,751)	396,194
Goodwill	933,360	―	―		―	933,360
Other assets	67,578	48,027	3,163		―	118,768
Total Homebuilding Assets	8,001,295	2,508,439	1,599,230		(4,187,608)	7,921,356
Financial Services:
Cash and equivalents	―	―	35,518		―	35,518
Restricted cash	―	―	22,914		―	22,914
Mortgage loans held for sale, net	―	―	325,770		―	325,770
Mortgage loans held for investment, net	―	―	22,704		―	22,704
Other assets	―	―	18,886		(1,643)	17,243
Total Financial Services Assets	―	―	425,792		(1,643)	424,149
Total Assets	$8,001,295	$2,508,439	$2,025,022		$(4,189,251)	$8,345,505

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$91,873	$82,906	$16,902	$	―	$191,681
Accrued liabilities and intercompany payables	415,803	1,538,096	903,761		(2,378,867)	478,793
Secured project debt and other notes payable	170,167	―	4,061		(148,545)	25,683
Senior notes payable	3,462,016	―	―		―	3,462,016
Total Homebuilding Liabilities	4,139,859	1,621,002	924,724		(2,527,412)	4,158,173
Financial Services:
Accounts payable and other liabilities	―	―	39,860		(17,386)	22,474
Mortgage credit facilities	―	―	303,422		―	303,422
Total Financial Services Liabilities	―	―	343,282		(17,386)	325,896
Total Liabilities	4,139,859	1,621,002	1,268,006		(2,544,798)	4,484,069

Equity:
Total Equity	3,861,436	887,437	757,016		(1,644,453)	3,861,436
Total Liabilities and Equity	$8,001,295	$2,508,439	$2,025,022		$(4,189,251)	$8,345,505

22.    Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(49,169)	$16,087	$200,744	$	―	$167,662

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(235)	(192)	(26,573)		―	(27,000)
Distributions of capital from unconsolidated homebuilding joint ventures	1,107	333	22,287		―	23,727
Loan to parent and subsidiaries	―	―	(88,800)		88,800	―
Other investing activities	(325)	(1,958)	(3,106)		―	(5,389)
Net cash provided by (used in) investing activities	547	(1,817)	(96,192)		88,800	(8,662)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	7,309		―	7,309
Borrowings from revolving credit facility	1,008,000	―	―		―	1,008,000
Principal payments on revolving credit facility	(862,000)	―	―		―	(862,000)
Principal payments on secured project debt and other notes payable	(9,985)	―	(404)		―	(10,389)
Principal payments on senior notes payable	(280,000)	―	―		―	(280,000)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issue costs	(2,657)	―	―		―	(2,657)
Loan from subsidiary	88,800	―	―		(88,800)	―
Net proceeds from (payments on) mortgage credit facilities	―	―	(141,524)		―	(141,524)
(Contributions to) distributions from Corporate and subsidiaries	18,350	―	(18,350)		―	―
Repurchases of common stock	(137,464)	―	―		―	(137,464)
Common stock dividend payments	(14,264)	―	―		―	(14,264)
Issuance of common stock under employee stock plans, net of tax withholdings	1,868	―	―		―	1,868
Other financing activities	―	(199)	―		―	(199)
Intercompany advances, net	49,757	(95,992)	46,235		―	―
Net cash provided by (used in) financing activities	160,405	(96,191)	(106,734)		(88,800)	(131,320)

Net increase (decrease) in cash and equivalents	111,783	(81,921)	(2,182)		―	27,680
Cash and equivalents at beginning of period	6,387	112,852	67,355		―	186,594
Cash and equivalents at end of period	$118,170	$30,931	$65,173	$	―	$214,274

	Nine Months Ended September 30, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(116,827)	$(14,645)	$(84,358)	$	―	$(215,830)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	―	―	(83,288)		―	(83,288)
Distributions of capital from unconsolidated homebuilding joint ventures	―	―	10,289		―	10,289
Loan to parent and subsidiaries	―	―	80,000		(80,000)	―
Other investing activities	(2,308)	(1,605)	(7,803)		―	(11,716)
Net cash provided by (used in) investing activities	(2,308)	(1,605)	(802)		(80,000)	(84,715)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	1,047		―	1,047
Borrowings from revolving credit facility	491,400	―	―		―	491,400
Principal payments on revolving credit facility	(222,700)	―	―		―	(222,700)
Principal payments on secured project debt and other notes payable	―	―	(569)		―	(569)
Principal payments on senior notes payable	(29,789)					(29,789)
Net proceeds from (payments on) mortgage credit facilities	―	―	(90,554)		80,000	(10,554)
(Contributions to) distributions from Corporate and subsidiaries	14,373	(31,719)	17,346		―	―
Repurchases of common stock	(22,073)	―	―		―	(22,073)
Issuance of common stock under employee stock plans, net of tax withholdings	(461)	―	―		―	(461)
Excess tax benefits from share-based payment arrangements	8,573	―	―		―	8,573
Intercompany advances, net	(192,076)	56,711	135,365		―	―
Net cash provided by (used in) financing activities	47,247	24,992	62,635		80,000	214,874

Net increase (decrease) in cash and equivalents	(71,888)	8,742	(22,525)		―	(85,671)
Cash and equivalents at beginning of period	133,304	1,061	78,028		―	212,393
Cash and equivalents at end of period	$61,416	$9,803	$55,503	$	―	$126,722

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015		2016	2015
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,665,030		$626,008	$4,402,896		$1,789,065
Land sale revenues	5,928		26,182	32,107		33,035
Total revenues	1,670,958		652,190	4,435,003		1,822,100
Cost of home sales	(1,290,628)		(467,358)	(3,440,549)		(1,346,108)
Cost of land sales	(5,638)		(25,076)	(31,217)		(30,190)
Total cost of sales	(1,296,266)		(492,434)	(3,471,766)		(1,376,298)
Gross margin	374,692		159,756	963,237		445,802
Gross margin percentage	22.4%		24.5%	21.7%		24.5%
Selling, general and administrative expenses	(170,815)		(73,260)	(473,210)		(219,240)
Income (loss) from unconsolidated joint ventures	1,231		121	2,643		(381)
Other income (expense	(4,169)		(11,170)	(11,992)		(16,742)
Homebuilding pretax income	200,939		75,447	480,678		209,439

Financial Services:
Revenues	21,433		7,011	59,524		19,815
Expenses	(11,626)		(4,164)	(34,635)		(12,942)
Financial services pretax income	9,807		2,847	24,889		6,873

Income before taxes	210,746		78,294	505,567		216,312
Provision for income taxes	(78,398)		(31,117)	(187,798)		(80,332)
Net income	132,348		47,177	317,769		135,980
Less: Net income allocated to preferred shareholder	―		(11,342)	―		(32,818)
Less: Net income allocated to unvested restricted stock	(294)		(93)	(635)		(274)
Net income available to common stockholders	$132,054		$35,742	$317,134		$102,888

Income Per Common Share:
Basic	$1.12		$0.65	$2.66		$1.87
Diluted	$0.97		$0.59	$2.34		$1.71

Weighted Average Common Shares Outstanding:
Basic	118,338,891		55,345,443	119,188,145		55,059,683
Diluted	136,077,415		62,292,524	136,888,927		62,152,754

Weighted average additional common shares outstanding
if preferred shares converted to common shares	―		17,562,557	―		17,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	136,077,415		79,855,081	136,888,927		79,715,311

Cash dividends declared per common share	$0.04	$	―	$0.12	$	―
Net cash provided by (used in) operating activities	$104,048		$(104,633)	$167,662		$(215,830)
Net cash provided by (used in) investing activities	$9,981		$(60,675)	$(8,662)		$(84,715)
Net cash provided by (used in) financing activities	$(187,625)		$203,717	$(131,320)		$214,874
Adjusted Homebuilding EBITDA (1)	$267,835		$130,769	$682,113		$350,732
__________________
(1)
Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges and deposit write-offs, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, including amortization of capitalized model costs, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures, (i) income (loss) from financial services subsidiaries, (j) purchase accounting adjustments and (k) merger and other one-time transaction related costs.  Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as it provides perspective on the underlying performance of the business. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles ("GAAP") financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to cash flows from operations or any other liquidity performance measure prescribed by GAAP.

(1)    continued
The table set forth below reconciles net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,		LTM Ended September 30,
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)

Net income	$132,348	$47,177	$317,769	$135,980	$395,398	$200,624
Provision for income taxes	78,398	31,117	187,798	80,332	236,446	120,070
Homebuilding interest amortized to cost of sales	44,751	33,323	116,963	92,524	163,820	131,878
Homebuilding depreciation and amortization	15,735	7,368	43,128	22,288	61,827	30,691
EBITDA (1)	271,232	118,985	665,658	331,124	857,491	483,263
Add:
Amortization of stock-based compensation (1)	3,704	3,536	11,216	8,620	18,220	9,353
Cash distributions of income from unconsolidated
joint ventures	―	―	450	592	2,688	592
Merger-related purchase accounting adjustments
included in cost of home sales	―	―	18,535	―	82,705	―
Merger and other one-time costs	3,937	11,216	13,786	16,888	58,635	16,888
Less:
Income (loss) from unconsolidated joint ventures	1,231	121	2,643	(381)	4,990	(707)
Income from financial services subsidiaries	9,807	2,847	24,889	6,873	34,955	9,345
Adjusted Homebuilding EBITDA	$267,835	$130,769	$682,113	$350,732	$979,794	$501,458
__________________
(1)
During the 2016 third quarter, the Company removed amortization of stock-based compensation as a component of the EBITDA subtotal and began including this amount as an adjusting item to calculate Adjusted Homebuilding EBITDA.   Prior periods presented have been restated to conform to this new presentation.

Recent Developments

October 1, 2015 Closing of Merger Transaction with The Ryland Group, Inc.; Supplemental Pro Forma Information

On October 1, 2015, Standard Pacific Corp. ("Standard Pacific") completed its merger transaction with The Ryland Group, Inc. ("Ryland"), with Standard Pacific continuing as the surviving corporation and changing its name to CalAtlantic Group, Inc.  Because the closing of the merger occurred after the 2015 second quarter, the discussion under the heading "Discussion and Analysis of CalAtlantic's Actual Results for the Three and Nine Months Ended September 30, 2016 with comparisons to stand-alone actual results for predecessor Standard Pacific for the Three and Nine Months Ended September 30, 2015" includes only stand-alone data for predecessor Standard Pacific for the three and nine months ended September 30, 2015.  To aid readers with 2016 third quarter and year to date over 2015 third quarter and year to date comparability for the entire merged business, we also are including limited supplemental pro forma information in this Management's Discussion and Analysis of Financial Conditions and Results of Operations.
The foregoing description does not purport to be complete. Additional information regarding the merger may be found in the Company's current report on Form 8-K, filed with the SEC on October 5, 2015, which is incorporated herein by reference.

Selected 2016 Third Quarter and Nine months CalAtlantic to Pro Forma CalAtlantic 2015 Third Quarter and Nine months

The below table compares actual 2016 third quarter and nine month CalAtlantic financial and operating data to pro forma combined 2015 third quarter and nine month Standard Pacific and Ryland financial and operating data.  The 2015 unaudited selected condensed combined pro forma data combines the historical home sale revenues, homes delivered, net new orders, backlog and average active selling communities of Standard Pacific and Ryland, giving effect to the merger as if it had been consummated on January 1, 2015.  The 2015 unaudited selected condensed combined pro forma data is presented for illustrative purposes only, and are not necessarily indicative of results that actually would have occurred or that may occur in the future had the merger with Ryland been completed on January 1, 2015.  Accordingly this information should not be relied upon for purposes of making any investment or other decisions.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Actual 2016	Pro Forma 2015	% Change	Actual 2016	Pro Forma 2015	% Change
	(Dollars in thousands)
Home sale revenues
North	$281,860	$260,202	8%	$709,329	$660,387	7%
Southeast	399,904	356,579	12%	1,062,737	914,471	16%
Southwest	389,128	351,384	11%	1,165,269	1,025,906	14%
West	594,138	350,720	69%	1,465,561	1,019,148	44%
Consolidated total	$1,665,030	$1,318,885	26%	$4,402,896	$3,619,912	22%

	Three Months Ended September 30,
	Actual 2016		Pro Forma 2015		% Change
	Homes	ASP	Homes	ASP	Homes	ASP
	(Dollars in thousands)
New homes delivered:
North	848	$332	768	$339	10%	(2%)
Southeast	1,052	380	976	365	8%	4%
Southwest	894	435	857	410	4%	6%
West	886	671	610	575	45%	17%
Consolidated total	3,680	$452	3,211	$411	15%	10%

Net new orders:
North	823	$337	636	$337	29%	―
Southeast	1,071	375	905	376	18%	(0%)
Southwest	831	428	926	427	(10%)	0%
West	806	603	771	601	5%	0%
Consolidated total	3,531	$431	3,238	$437	9%	(1%)

	Nine Months Ended September 30,
	Actual 2016		Pro Forma 2015		% Change
	Homes	ASP	Homes	ASP	Homes	ASP
	(Dollars in thousands)
New homes delivered:
North	2,120	$335	1,940	$340	9%	(1%)
Southeast	2,748	387	2,589	353	6%	10%
Southwest	2,751	424	2,519	407	9%	4%
West	2,272	645	1,717	594	32%	9%
Consolidated total	9,891	$445	8,765	$413	13%	8%

Net new orders:
North	2,647	$333	2,201	$336	20%	(1%)
Southeast	3,384	374	3,145	364	8%	3%
Southwest	2,907	429	3,314	412	(12%)	4%
West	2,649	632	2,492	592	6%	7%
Consolidated total	11,587	$437	11,152	$424	4%	3%

	At September 30,
	Actual 2016		Pro Forma 2015		% Change
	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
	(Dollars in thousands)
Backlog:
North	1,530	$523,882	1,234	$417,931	24%	25%
Southeast	2,257	934,797	1,933	805,356	17%	16%
Southwest	2,058	945,052	2,220	957,390	(7%)	(1%)
West	1,462	911,152	1,320	834,279	11%	9%
Consolidated total	7,307	$3,314,883	6,707	$3,014,956	9%	10%

	Three Months Ended September 30,			Nine Months Ended September 30,
	Actual 2016	Pro Forma 2015	% Change	Actual 2016	Pro Forma 2015	% Change
Average number of selling communities
during the period:
North	134	118	14%	125	116	8%
Southeast	182	177	3%	180	171	5%
Southwest	165	185	(11%)	170	183	(7%)
West	85	87	(2%)	91	83	10%
Consolidated total	566	567	(0%)	566	553	2%

In addition to the above supplemental pro forma information, the following presents limited unaudited supplemental pro forma operating results as if Ryland had been included in the Company's Condensed Consolidated Statements of Operations as of January 1, 2015.

	Three Months Ended September 30,			Nine Months Ended September 30,
	Actual 2016	Pro Forma 2015	% Change	Actual 2016	Pro Forma 2015	% Change
	(Dollars in thousands)
Home sale revenues	$1,665,030	$1,318,885	26%	$4,402,896	$3,619,912	22%
Pretax income	$210,746	$142,352	48%	$505,567	$383,655	32%

The supplemental pro forma operating results have been determined in accordance with ASC Topic 805, Business Combinations ("ASC 805") after adjusting the operating results of Ryland to reflect additional amortization that would have been recorded assuming the fair value adjustment to intangible assets had been applied beginning January 1, 2015. Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts. The increase in home sale revenues and pretax income was primarily attributable to the increase in deliveries and average selling prices compared to the prior year periods.

Discussion and Analysis of CalAtlantic's Actual Results for the Three and Nine Months Ended September 30, 2016 with comparisons to stand-alone actual results for predecessor Standard Pacific for the Three and Nine Months Ended September 30, 2015

Overview

The Company's 2016 third quarter results reflect a continuation of the housing market recovery and our focus on the execution of our strategy.  We delivered 3,680 homes during the quarter, generating home sale revenues of $1.7 billion, up 166% from the prior year period, on an average selling price of $452 thousand, compared to $537 thousand for the third quarter of 2015.  We reported net income of $132.3 million, or $0.97 per diluted share, as compared to $47.2 million, or $0.59 per diluted share, for the 2015 third quarter.  Our 2016 third quarter results include approximately $3.9 million of merger costs, compared to $11.2 million of merger and other one-time transaction related costs in the 2015 third quarter.  Homebuilding pretax income for the 2016 third quarter was $200.9 million, compared to $75.4 million in the 2015 third quarter.  Our gross margin from home sales was 22.5% for the third quarter of 2016, compared to 25.3% for the prior year period, and our operating margin from home sales for the 2016 third quarter was 12.2%, compared to 13.6% for the 2015 third quarter.  For the nine months ended September 30, 2016, we reported net income of $317.8 million, or $2.34 per diluted share, as compared to $136.0 million, or $1.71 per diluted share, in the prior period.  Homebuilding pretax income for the nine months ended September 30, 2016 was $480.7 million, compared to $209.4 million in the prior year period.

Homebuilding

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015		% Change	2016	2015		% Change
	(Dollars in thousands)
Homebuilding revenues:
North	$283,060	$	n/a	n/a	$710,889	$	n/a	n/a
Southeast	400,720		211,759	89%	1,065,038		556,330	91%
Southwest	389,160		155,595	150%	1,165,797		461,304	153%
West	598,018		284,836	110%	1,493,279		804,466	86%
Total homebuilding revenues	$1,670,958		$652,190	156%	$4,435,003		$1,822,100	143%

Homebuilding pretax income:
North	$25,627	$	n/a	n/a	$53,177	$	n/a	n/a
Southeast	31,303		19,379	62%	84,125		44,909	87%
Southwest	39,312		16,552	138%	113,145		49,817	127%
West	104,697		39,516	165%	230,231		114,713	101%
Total homebuilding pretax income	$200,939		$75,447	166%	$480,678		$209,439	130%

Homebuilding pretax income as a percentage
of homebuilding revenues:
North	9.1%		n/a	n/a	7.5%		n/a	n/a
Southeast	7.8%		9.2%	(1.4%)	7.9%		8.1%	(0.2%)
Southwest	10.1%		10.6%	(0.5%)	9.7%		10.8%	(1.1%)
West	17.5%		13.9%	3.6%	15.4%		14.3%	1.1%
Total homebuilding pretax income percentage	12.0%		11.6%	0.4%	10.8%		11.5%	(0.7%)

Homebuilding pretax income for the 2016 third quarter was $200.9 million compared to $75.4 million in the year earlier period.  This increase was primarily attributable to the 166% increase in home sale revenues, which was partially offset by a decrease in gross margin percentage from home sales.

For the nine months ended September 30, 2016, we reported homebuilding pretax income of $480.7 million compared to $209.4 million in the year earlier period.  This increase was primarily attributable to the 146% increase in home sale revenues, which was partially offset by a decrease in gross margin percentage from home sales.

Revenues

Home sale revenues increased 166%, from $626.0 million for the 2015 third quarter to $1.7 billion for the 2016 third quarter, primarily as a result of a 216% increase in new home deliveries, which was partially offset by a 16% decrease in our consolidated average selling price to $452 thousand compared to the prior year period.  Home sale revenues increased 146%, from $1.8 billion for the nine months ended September 30, 2015 to $4.4 billion for the nine months ended September 30, 2016, primarily as a result of a 187% increase in new home deliveries, which was partially offset by a 14% decrease in our consolidated average selling price to $445 thousand compared to the prior year period. The increase in home sale revenues is primarily attributable to the merger with Ryland combined with meaningful organic growth.  On a pro forma basis, home sale revenues increased 26% for the 2016 third quarter, and 22% for the nine months ended September 30, 2016, compared to the prior year periods.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
New homes delivered:
North	848	n/a	n/a	2,120	n/a	n/a
Southeast	1,052	467	125%	2,748	1,328	107%
Southwest	894	282	217%	2,751	858	221%
West	886	416	113%	2,272	1,256	81%
Total	3,680	1,165	216%	9,891	3,442	187%

The increase in new home deliveries for the 2016 third quarter as compared to the prior year period resulted primarily from the new selling communities we acquired in connection with our merger with Ryland, as well as stronger deliveries from our West region which experienced increased deliveries in all divisions within the region.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015		% Change	2016	2015		% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
North	$332	$	n/a	n/a	$335	$	n/a	n/a
Southeast	380		437	(13%)	387		411	(6%)
Southwest	435		552	(21%)	424		533	(20%)
West	671		641	5%	645		625	3%
Total	$452		$537	(16%)	$445		$520	(14%)

Our 2016 third quarter consolidated average selling price of $452 thousand decreased compared to $537 thousand for the prior year period.  For the nine months ended September 30, 2016, our consolidated average selling price of $445 thousand decreased compared to $520 thousand for the prior year period. The decrease in our consolidated average selling price in both the three and nine months ended September 30, 2016 compared to the prior year was primarily attributable to a shift in product mix.

Gross Margin

Our 2016 third quarter gross margin percentage from home sales decreased to 22.5% compared to 25.3% in the 2015 third quarter.  For the nine months ended September 30, 2016, our gross margin percentage from home sales decreased to 21.9% compared to 24.8% in the prior year period.  The year over year decrease in our gross margin percentage from home sales was primarily attributable to a shift in product mix and an increase in direct construction costs per home. In addition, the gross margin from home sales was adversely impacted by the required fair value adjustments to homes in backlog, speculative homes under construction and model homes acquired from Ryland in the merger, of which $18.5 million was recognized as an increase to cost of sales during the six months ended June 30, 2016. No such adjustments were recognized during the 2016 third quarter.

SG&A Expenses

Our 2016 third quarter SG&A expenses (including Corporate G&A) were $170.8 million compared to $73.3 million for the prior year period, down 140 basis points as a percentage of home sale revenues to 10.3% compared to 11.7% for the 2015 third quarter.  For the nine months ended September 30, 2016, our

SG&A expenses (including Corporate G&A) were $473.2 million compared to $219.2 million, down 160 basis points as a percentage of home sales revenues to 10.7%, compared to 12.3% for the prior year period. While the dollar amount of the Company's SG&A expenses increased period over period as a result of the merger, the improvement in our SG&A rate in both the three and nine months ended September 30, 2016 compared to the prior year was primarily the result of the increase in home sale revenues and the operating leverage we gained in connection with the merger with Ryland.

Other Income (Expense)

Other expense of $4.2 million for the 2016 third quarter was primarily attributable to $3.9 million of transaction and integration costs incurred in connection with the merger with Ryland.  Other expense of $11.2 million for the 2015 third quarter was primarily attributable to $9.0 million of transaction costs incurred in connection with the merger with Ryland and $2.2 million of one-time transaction related project abandonment costs.

Operating Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	% Change	% Absorption Change (1)	2016	2015	% Change	% Absorption Change (1)
Net new orders (2):
North	823	n/a	n/a	n/a	2,647	n/a	n/a	n/a
Southeast	1,071	429	150%	32%	3,384	1,511	124%	9%
Southwest	831	325	156%	(16%)	2,907	1,123	159%	(18%)
West	806	572	41%	8%	2,649	1,830	45%	0%
Total	3,531	1,326	166%	1%	11,587	4,464	160%	(6%)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Cancellation Rates:
North	16%	n/a	n/a	13%	n/a	n/a
Southeast	14%	16%	(2%)	13%	13%	―
Southwest	18%	16%	2%	15%	11%	4%
West	18%	22%	(4%)	17%	18%	(1%)
Total	16%	19%	(3%)	14%	15%	(1%)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
Average number of selling communities during the period:
North	134	n/a	n/a	125	n/a	n/a
Southeast	182	96	90%	180	88	105%
Southwest	165	54	206%	170	54	215%
West	85	65	31%	91	63	44%
Total	566	215	163%	566	205	176%
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

Net new orders for the 2016 third quarter increased 166%, to 3,531 homes, from the prior year period on a 163% increase in average active selling communities.  Our monthly sales absorption rate was 2.1 per community for the 2016 third quarter, flat compared to the 2015 third quarter and down 10% compared to the 2016 second quarter, approximately half the decline associated with normal seasonal patterns.  Although our monthly sales absorption rate of 2.1 per community for the 2016 third quarter was flat compared to the 2015 third quarter, the change in our absorption rates varied widely across our regions, from up 32% in the Southeast, to down 16% in the Southwest.  In the Southeast, most divisions experienced double digit increases in absorption rate, with Orlando experiencing the highest increase, partially offset by a 14%

decrease in Charlotte compared to the prior year period.  The 16% decrease in absorption rate for our Southwest region was driven primarily by decreases in Dallas and Austin.  Our cancellation rate for the 2016 third quarter was 16%, down compared to 19% for the 2015 third quarter and up from 15% for the 2016 second quarter, but down from our average historical cancellation rate of approximately 21% we have experienced over the last 10 years.  At September 30, 2016, we had 572 active selling communities.

	At September 30,
	2016		2015			% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value		Homes	Dollar Value
North	1,530	$523,882	n/a	$	n/a	n/a	n/a
Southeast	2,257	934,797	954		511,449	137%	83%
Southwest	2,058	945,052	811		438,753	154%	115%
West	1,462	911,152	968		705,294	51%	29%
Total	7,307	$3,314,883	2,733		$1,655,496	167%	100%

The dollar value of our backlog as of September 30, 2016 increased 100% from the year earlier period to $3.3 billion, or 7,307 homes.  The increase in backlog value compared to the prior year period was driven primarily by the 167% increase in units in backlog as a result of our merger with Ryland, partially offset by a 25% decrease in our consolidated average home price in backlog to $454 thousand.  The lower average home price in our backlog as of September 30, 2016 compared to the prior year period was primarily attributable to a shift in product mix.

	At September 30,
	2016	2015	% Change
Homesites owned and controlled:
North	15,966	n/a	n/a
Southeast	22,993	16,098	43%
Southwest	15,113	6,537	131%
West	13,892	12,880	8%
Total (including joint ventures)	67,964	35,515	91%

Homesites owned	51,385	28,343	81%
Homesites optioned or subject to contract	15,209	5,792	163%
Joint venture homesites (1)	1,370	1,380	(1%)
Total (including joint ventures)	67,964	35,515	91%

Homesites owned:
Raw lots	13,168	6,916	90%
Homesites under development	11,836	7,717	53%
Finished homesites	14,235	7,674	85%
Under construction or completed homes	10,055	4,323	133%
Held for sale	2,091	1,713	22%
Total	51,385	28,343	81%
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of September 30, 2016 increased 91% from the year earlier period and decreased 4% from the 70,494 homesites owned and controlled as of December 31, 2015.  We purchased $227.6 million of land (3,798 homesites) during the 2016 third quarter, of which 20% (based on homesites) were located in the North, 37% in the Southeast, 33% in the Southwest, and 10% in the West.  As of September 30, 2016, we owned or controlled 67,964 homesites, of which 46,119 were owned and actively selling or under development, 16,579 were controlled or under option (including joint venture homesites), and the remaining 5,266 homesites were held for future development or for sale.

	At September 30,
	2016	2015	% Change
Homes under construction:
Homes under construction (excluding specs)	4,797	1,914	151%
Speculative homes under construction	2,568	1,338	92%
Total homes under construction	7,365	3,252	126%

Completed homes:
Completed and unsold homes (excluding models)	973	377	158%
Completed and under contract (excluding models)	845	287	194%
Model homes	872	407	114%
Total completed homes	2,690	1,071	151%

Homes under construction (excluding speculative homes) as of September 30, 2016 increased 151% compared to September 30, 2015, consistent with our homes in backlog, which were up 167% compared to September 30, 2015.  Speculative homes under construction as of September 30, 2016 increased 92% over the prior year period, resulting primarily from a year over year increase in our number of active selling communities as a result of our merger with Ryland and our strategy to maintain a supply of speculative homes in each community.

Financial Services

In the 2016 third quarter our financial services segment reported pretax income of $9.8 million compared to $2.8 million in the year earlier period.  The increase was driven primarily by a 111% increase in the dollar volume of loans originated and sold and a $3.8 million increase in title services revenues.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Total Originations:
Loans	1,779	691	5,026	2,102
Principal	$546,408	$251,163	$1,567,455	$766,326
Capture Rate	54%	72%	57%	74%

Loans Sold to Third Parties:
Loans	1,813	729	5,434	2,354
Principal	$562,962	$275,417	$1,713,306	$842,642

Mortgage Loan Origination Product Mix:
FHA loans	15%	8%	15%	8%
Other government loans (VA & USDA)	10%	9%	11%	8%
Total government loans	25%	17%	26%	16%
Conforming loans	71%	72%	70%	72%
Jumbo loans	4%	11%	4%	12%
	100%	100%	100%	100%
Loan Type:
Fixed	98%	89%	97%	91%
ARM	2%	11%	3%	9%
Credit Quality:
Avg. FICO score	737	753	738	752
Other Data:
Avg. combined LTV ratio	83%	79%	83%	79%
Full documentation loans	100%	100%	100%	100%

Income Taxes

Our 2016 third quarter provision for income taxes of $78.4 million primarily relates to our $210.7 million of pretax income.  As of September 30, 2016, we had a $325.4 million deferred tax asset which was partially offset by a valuation allowance of $1.4 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $119.6 million of our deferred tax asset related to net operating loss carryforwards that are subject to the Section 382 limitations.  The $205.8 million balance of the deferred tax asset is not subject to such limitations.

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

For the nine months ended September 30, 2016, cash provided by operating activities was $167.7 million versus cash used in operating activities of $215.8 million in the year earlier period.  The change in operating activities cash flow during 2016 as compared to the prior year period was driven primarily by a 143% increase in homebuilding revenues, partially offset by a $517.2 million increase in cash land purchase and development costs.  Cash flows from financing activities for the nine months ended September 30, 2016 included $297.3 million of net proceeds from a senior notes offering during the 2016 second quarter, offset by a $280 million repayment of our 10.75% Senior Notes upon maturity in September 2016 and $137.5 million of stock repurchases.  As of September 30, 2016, our homebuilding cash balance was $213.8 million (including $29.8 million of restricted cash).

Revolving Credit Facility. As of September 30, 2016, we were party to a $750 million unsecured revolving credit facility (the "Revolving Facility"), $350 million of which is available for letters of credit, which matures in October 2019. The Revolving Facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 0.53% at September 30, 2016) plus 1.75%, or (ii) Prime (3.50% at September 30, 2016) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  The Revolving Facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On September 30, 2016, we had $146.0 million outstanding under the facility and had outstanding letters of credit issued under the facility totaling $112.9 million, leaving $491.1 million available under the facility to be drawn.

Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirement	Actual at September 30, 2016	Covenant Requirements at September 30, 2016
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$3,164.0	≥	$1,849.8
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.10	≤	2.00
Liquidity or Interest Coverage Ratio (3):
Liquidity	$149.1	≥	$220.4
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (4)	3.13	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (5)	$767.8	≤	$1,187.4
__________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.
(3)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  At September 30, 2016, we met the condition described in clause (ii).

(4)	Consolidated Interest Incurred excludes noncash interest expense.
(5)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.

Letter of Credit Facilities.  As of September 30, 2016, in addition to our $350 million letter of credit sublimit under our Revolving Facility, we were party to four committed letter of credit facilities totaling $48 million, of which $28.2 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from January 2017 to October 2017.  As of September 30, 2016, these facilities were secured by cash collateral deposits of $28.7 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

Senior and Convertible Senior Notes.  As of September 30, 2016, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

September 30, 2016
(Dollars in thousands)

8.4% Senior Notes due May 2017	$230,000
8.375% Senior Notes due May 2018	575,000
1.625% Convertible Senior Notes due May 2018	225,000
0.25% Convertible Senior Notes due June 2019	267,500
6.625% Senior Notes due May 2020	300,000
8.375% Senior Notes due January 2021	400,000
6.25% Senior Notes due December 2021	300,000
5.375% Senior Notes due October 2022	250,000
5.875% Senior Notes due November 2024	300,000
5.25% Senior Notes due June 2026	300,000
1.25% Convertible Senior Notes due August 2032	253,000
$3,400,500
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
The Company's notes contain various restrictive covenants, including, but not limited to, a limitation on secured indebtedness and a restriction on sale leaseback transactions.  As of September 30, 2016, we were in compliance with the covenants required by our senior notes.

During the 2016 second quarter, the Company issued $300 million in aggregate principal amount of

5.25% Senior Notes due 2026, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  A portion of the net proceeds of this issuance was used to repay the remaining $280 million principal balance of our 10.75% Senior Notes upon maturity in September 2016.
The Company's 1.625% Convertible Senior Notes due 2018 (the "1.625% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8482 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.40 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.
The Company's 0.25% Convertible Senior Notes due 2019 (the "0.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.6003 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.53 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The Company's 1.25% Convertible Senior Notes due 2032 (the "1.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.25% Convertible Notes will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.8656 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.22 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed. On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.
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
Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2016, only two joint ventures had project specific debt outstanding, which totaled $30.7 million.  This joint venture bank debt was non-recourse to us.  At September 30, 2016, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

Secured Project Debt and Other Notes Payable.  At September 30, 2016, we had $40.9 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.
Mortgage Credit Facility.  At September 30, 2016, we had $161.9 million outstanding under our mortgage financing subsidiary's mortgage credit facility.  This mortgage credit facility consisted of a $300 million uncommitted repurchase facility with one lender, maturing in January 2017. This facility requires our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.5 million as of September 30, 2016, and also contains financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2016, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in this facility.
Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our communities and other performance obligations.  At September 30, 2016, we had approximately $841.3 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $390.2 million remaining in cost to complete.
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

Dividends.  For the three months ended September 30, 2016, we paid a dividend of $0.04 per share on September 30, 2016.  We did not pay dividends during the three months ended September 30, 2015.  On October 27, 2016 our Board of Directors declared a dividend of $0.04 per share to be paid on December 30, 2016 to holders of record on December 15, 2016.

Stock Repurchases.  On July 27, 2016, our Board of Directors authorized a new $500 million stock repurchase plan that replaces in its entirety its previous $200 million authorization.  During the nine months ended September 30, 2016, we repurchased 4.3 million shares of our common stock in open market transactions, and as of September 30, 2016, we had remaining authorization to repurchase $462.4 million of our common stock.

Leverage.  Our homebuilding debt to total book capitalization as of September 30, 2016 was 46.4%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended September 30, 2016 and 2015 was 3.7x and 4.7x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 3.4x and 4.5x, respectively (please see page 30 for the reconciliation of net income, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2016, we had non-refundable cash deposits outstanding of approximately $67.8 million and capitalized pre-acquisition and other development and construction costs of approximately $11.8 million relating to land purchase and option contracts having a total remaining purchase price of approximately $790.6 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2016, we held ownership interests in 27 homebuilding and land development joint ventures, of which 13 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $30.7 million.  This joint venture debt is non-recourse to us and is scheduled to mature in June 2017.  At September 30, 2016, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2016.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  For a portion of its loan originations, CalAtlantic Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, CalAtlantic Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of September 30, 2016, CalAtlantic Mortgage had approximately $168.6 million in closed mortgage loans held for sale and $28.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.

CalAtlantic Mortgage also originates a portion of its mortgage loans on a non-presold basis.  When originating mortgage loans on a non-presold basis, CalAtlantic Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, CalAtlantic Mortgage enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by CalAtlantic Mortgage and financed under its mortgage credit facilities for a short period of time (typically for 30 to 45 days) before the loans are sold to third party investors.  CalAtlantic Mortgage utilizes third party hedging software to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist CalAtlantic Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner.  As of September 30, 2016, CalAtlantic Mortgage had approximately $238.5 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

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

ITEM 2.                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2016, we repurchased the following shares under our repurchase program:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet be
		Average	Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased (1)	Share	Programs (1)	Programs (1)
July 1, 2016 to July 31, 2016	―	―	―	$500,000,000
August 1, 2016 to August 31, 2016	―	―	―	$500,000,000
September 1, 2016 to September 30, 2016	1,102,500	$34.12	1,102,500	$462,387,155
Total	1,102,500	$34.12	1,102,500
__________________
(1)
On July 27, 2016, our Board of Directors authorized a new $500 million common stock repurchase plan. The stock repurchase plan has no stated expiration date and replaces in its entirety the $200 million authorized by our Board of Directors on February 11, 2016.

ITEM 3.                 DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.                 OTHER INFORMATION

Not applicable.

ITEM 6.                 EXHIBITS

4.1	Twenty-Seventh Supplemental Indenture, dated as of May 31, 2016, by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from CalAtlantic Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     CALATLANTIC GROUP, INC.
                 (Registrant)

Dated: October 28, 2016	By:	/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)

Dated: October 28, 2016	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)