Form 10-K
period 2016-12-31
CalAtlantic Group, Inc.
filed 2017-02-28
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from N/A to

Commission file number 1-10959
CALATLANTIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0475989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 Wilson Boulevard, #2100, Arlington, Virginia  22209
(Address of principal executive offices, including zip code)
(240) 532-3806
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,721,565,562.
As of February 24, 2017, there were 114,472,916 shares of the registrant’s common stock outstanding.
Documents incorporated by reference:
Portions of the registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

CALATLANTIC GROUP, INC.

i

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  Forward-looking statements in this report include, but are not limited to, statements regarding:

•	our strategy;
•	our plans to continue to use significant portions of our cash resources to make substantial investments in land and the source of funds for such investments;
•	our plans to invest in larger land parcels;
•	the strength of our land pipeline;
•	our plans to maintain a supply of speculative homes in each community;
•	housing market conditions and trends in the geographic markets in which we operate;
•	the impact of future market rate risks on our financial assets and borrowings;
•	our expectation to convert year-end backlog in 2017;
•	the sufficiency of our warranty and other reserves;
•	trends in new home deliveries, orders, backlog, home pricing, leverage and gross margins;
•	the sufficiency of our liquidity to implement our strategy and our ability to access additional capital and refinance existing indebtedness;
•	litigation outcomes and related costs;
•	plans to purchase our notes prior to maturity and to engage in debt exchange transactions;
•	the effect of seasonal trends;
•	our ability to realize the value of our deferred tax assets and the timing relating thereto;
•	our plans to enhance revenue while maintaining an appropriate sales pace;
•	that we may acquire other homebuilders;
•	the market rate risks relating to our debt and investments;
•	our plans to concentrate operations and capital in growing markets;
•	amounts remaining to complete relating to existing surety bonds; and
•	the impact of recent accounting standards.

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

ii

CALATLANTIC GROUP, INC.

PART I

ITEM 1.    BUSINESS

CalAtlantic Group, Inc. builds well-crafted homes in thoughtfully designed communities that meet the desires of customers across the homebuilding spectrum, from entry level to luxury, in over 40 metropolitan statistical areas spanning 17 states. Also providing mortgage, title and escrow services, we are focused on providing an exceptional end-to-end homebuying experience for our customers.  For the years ended December 31, 2016, 2015 and 2014 Homebuilding Revenue (consisting of home and land sales revenues) accounted for over 98% of our consolidated total revenue.
The Company's homebuilding operations are divided into four regions: North, Southeast, Southwest and West, consisting of the following metropolitan areas at December 31, 2016:
North	Atlanta, Baltimore, Chicago, Delaware, Indianapolis, Metro Washington D.C., Minneapolis/St. Paul, New Jersey, Northern Virginia and Philadelphia
Southeast	Charleston, Charlotte, Jacksonville, Orlando, Raleigh, South Florida, Tampa and Myrtle Beach
Southwest	Austin, Dallas, Denver, Houston, Las Vegas and San Antonio
West	Bay Area (Northern California), Inland Empire (Southern California), Phoenix, Sacramento, San Diego and Southern California Coastal
The percentage of our homes delivered by region and product mix for the year ended December 31, 2016 were as follows:
Region	Percentage of Deliveries
North	21%
Southeast	28
Southwest	28
West	23
Total	100%

Product Mix	Percentage of Deliveries
Move-up / Luxury / Active Adult	78%
Entry level	22
Total	100%

The average selling prices of our homes delivered by region for the year ended December 31, 2016 were as follows:

Region	Average Selling Price
(Dollars in thousands)
North	$335
Southeast	$386
Southwest	$426
West	$649
Total	$447

Dollar Value of Backlog

The dollar value of our backlog as of December 31, 2016 was $2.7 billion, or 5,817 homes.  We expect all of our backlog at December 31, 2016 to be converted to deliveries and revenues during 2017, net of cancellations.

Homebuilding Operations
With a trusted reputation for quality craftsmanship, exceptional architectural design and an outstanding customer experience earned over our 51 year history, we utilize our five decades of land acquisition, development and homebuilding expertise to acquire and build desirable communities in locations that meet the high expectations of our homebuyers.   Our homes sizes typically range from approximately 1,500 to 3,500 square feet, although we have built homes from 1,100 to over 6,000 square feet.  The sales prices of our homes generally range from approximately $165,000 to over $2 million.  At December 31, 2016, we owned or controlled 65,424 homesites (including joint ventures) and had 583 active selling communities.  For the year ended December 31, 2016, approximately 85% of our deliveries were single-family detached homes.  The remainder of our deliveries were single-family attached homes, generally townhomes and condominiums configured with eight or fewer units per building.
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

Financial Services Operations

We have a mortgage financing subsidiary that provided financing to 57% of our homebuyers who chose to finance their home purchases during 2016.  We also have a title subsidiary that provides title examination and other title and escrow related services and an insurance subsidiary that provides homeowners' and other insurance products to homebuyers in certain of our markets.  Staffed by a team of professionals experienced in the new home purchase process and our sales and escrow procedures, our financial services operations benefit our homebuyers by offering a dependable source of competitively priced financial services that are seamlessly integrated into our home sales and close process.  Each of these businesses complement our homebuilding operations by making the timing of our new home deliveries more predictable.  We sell substantially all of the loans we originate in the secondary mortgage market.

Strategy

Through the October 1, 2015 combination of Standard Pacific Homes and Ryland Homes to form CalAtlantic Group, Inc., we gained what we believe is important geographic and product diversification, expanding our reach and enhancing our growth prospects in the entry level, move-up and luxury market segments. While our homes span the price point spectrum, we intend to continue to focus the operations in most of our markets on serving the needs of the move-up homebuyers who we believe are more likely to value and pay for the quality construction and customer service experience that are the hallmarks of our legacy brands.

Our strategy includes the following elements:

•	acquire land in desirable locations at acceptable prices;
•	leverage our land acquisition and master plan development expertise and reputation to garner an advantage in the competitive market for highly sought after locations;
•	construct well built, innovatively designed, and energy efficient homes that cater to the way people live today and that are the preferred choice of homebuyers, from entry level through luxury;
•	provide an exceptional customer experience;
•	optimize the size of our business in each of our markets to appropriately leverage operating efficiencies;
•	maintain a cost structure that positions us for near and long-term profitability;
•	seek opportunities to enhance revenue while maintaining an appropriate sales pace; and
•	concentrate operations and invested capital in anticipated growth markets.

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
Development and Construction

We customarily acquire unimproved or improved land zoned for residential use.  To control larger land parcels or gain access to highly desirable parcels, we sometimes form land development joint ventures with third parties that provide us the right to acquire from the joint venture a portion of the lots when developed.  If we purchase raw land or partially developed land, we will perform development work that may include negotiating with governmental agencies and local communities to obtain any necessary zoning, environmental and other regulatory approvals and permits, and constructing, as necessary, roads, water, sewer and drainage systems and recreational facilities like parks, community centers, pools, and hiking and biking trails.  With our long California heritage of creating master planned communities, we have expertise and experience in handling complex development opportunities.

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

Our homebuilding operations are also subject to longer term business cycles, the magnitude, duration, beginning and ending of which are difficult to predict. At the high point of this business cycle, the demand for new homes and new home prices are at their peak. Land prices also tend to be at their peak in this phase of the cycle. At the low point in the cycle, the demand for homes is weak and land prices tend to be more favorable. While difficult to accomplish, our goal is to deliver as many homes as possible near the top of the cycle and to make significant investments in land at the bottom of the cycle.

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

Financing
We typically use both our equity (including internally generated funds from operations and proceeds from equity offerings and the exercise of stock options) and debt financing in the form of bank debt and note offerings, to fund land acquisition and development and construction of our properties.  To a lesser extent, we use seller financing to fund the acquisition of land and, in some markets, community facility district or other similar assessment district bond financing is used to fund community infrastructure such as roads, water and sewers.
We also utilize joint ventures and option arrangements with land sellers, other builders and developers as a means of accessing lot positions, expanding our market opportunities, establishing strategic alliances, leveraging our capital base and managing the financial and market risk associated with land holdings.  In addition to equity contributions made by us and our partners, our joint ventures may obtain secured project specific financing to fund the acquisition of land and development and construction costs.  For more detailed discussion of our current joint venture arrangements please see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements".
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
While preselling loans and our hedging strategy is designed to reduce our risk, our hedging strategy instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner and we remain subject to risk relating to purchaser non-performance, particularly during periods of significant market turmoil.
Title, Escrow and Insurance Services

Our title, escrow and insurance subsidiaries provide title, escrow and insurance services to homebuyers in many of our markets.  We are in the process of expanding this business and, consequently, the level of title, escrow and insurance services we currently provide in any particular market vary, ranging from full title, escrow and insurance services in certain geographies to limited title examination services in others.

Employees

At December 31, 2016, we had approximately 3,055 employees, up from approximately 2,850 employees at the prior year end.  Of our employees at the end of 2016, approximately 650 were executive, administrative and clerical personnel, 1,100 were sales and marketing personnel, 815 were involved in construction and project management, 175 were involved in new home warranty, and 315 worked in the financial services operations.  None of our employees are covered by collective bargaining agreements, although employees of some of the subcontractors that we use are represented by labor unions and may be subject to collective bargaining agreements.  We believe that our relations with our employees and subcontractors are good.

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

Company Information
In connection with our October 1, 2015 merger with The Ryland Group, Inc. ("Ryland"), we changed our name from Standard Pacific Corp. to CalAtlantic Group, Inc.  We were incorporated in the State of Delaware in 1991 and our common stock is listed on the New York Stock Exchange (NYSE: CAA).  Through our predecessors, we commenced our homebuilding operations in 1965. Our principal executive offices are located at 1100 Wilson Boulevard, #2100, Arlington, Virginia 22209. Unless the context otherwise requires, the terms "we," "us," "our" and "the Company" refer to CalAtlantic Group, Inc. and its predecessors and subsidiaries.
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

The homebuilding industry is sensitive to changes in economic conditions such as the level of employment, consumer confidence, consumer income, availability of financing and interest rate levels. From approximately 2007 to 2011, the national recession, credit market disruption, high unemployment levels, absence of home price stability, and decreased availability of mortgage financing, among other factors, adversely impacted the homebuilding industry and our operations and financial condition.  Although the housing market has recovered in most of the geographies in which we operate, if market conditions deteriorate, our results of operations and financial condition could be adversely impacted.
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
Our long-term success also depends upon the continued availability of suitable land at acceptable prices. The availability of land for purchase at acceptable prices depends on a number of factors outside of our control, including the risk of competitive over-bidding of land prices and restrictive governmental regulation. If a sufficient amount of suitable land opportunities do not become available, it could limit our ability to develop new communities, increase our land costs and negatively impact our sales and earnings.
Customers may be unwilling or unable to purchase our homes at times when mortgage-financing costs are high or when credit is difficult to obtain.
The majority of our homebuyers finance their new home purchase. In general, housing demand is adversely affected by increases in interest rates and by decreases in the availability of mortgage financing. Interest rates have been at historic lows for the last 7 years and, Corelogic, an aggregator of mortgage data, estimates that 66% of homeowners have mortgages with rates at or below 4.5%.  With mortgage rates widely anticipated to increase over the next several years, it is possible that homeowners with low interest rate mortgages may choose to remain in their current homes rather than purchase a new home in a higher interest rate environment.  In addition, underwriting standards remain tight, with lenders requiring high credit scores, substantial down payments and cash reserves, and the availability of subprime and other alternative mortgage products, which are important to sales in many of our markets, remains limited. The availability of mortgage financing is also affected by changes in liquidity in the secondary mortgage market and the market for mortgage-backed securities, which are directly impacted by the federal government's decisions regarding its financial support of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary market. If the availability and cost of mortgage financing deteriorates, the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes could be adversely affected, which could adversely affect our operating results and profitability.
The homebuilding industry is competitive and the business practices of homebuilders and other home sellers have the potential to negatively impact our sales and earnings.
The homebuilding industry is fragmented and highly competitive. We compete with numerous other residential construction companies, including large national and regional firms, for customers, land, financing, raw materials, skilled labor and employees.  Several of our larger competitors, because of their scale, may have lower costs of capital, labor, materials and overhead.  We compete for customers primarily on the basis of home design and location, price, customer satisfaction, construction quality, reputation, and the availability of mortgage financing. We also compete with resales of existing homes and rental properties.  Decisions made by competitors to reduce home sales prices and/or increase the use of sales incentives (which may be easier to do for larger competitors with lower cost structures or necessary for distressed sellers) may require us to do the same to maintain our sales pace, which will harm our financial results.
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
From time-to-time, we purchase land parcels with longer-term time horizons when we believe market conditions provide an opportunity to purchase this land at acceptable prices.  We plan to continue to invest a substantial portion of our cash in land, including in larger land parcels with longer holding periods that will require significant development activities. This strategy is subject to a number of risks. It is difficult to accurately forecast development costs and sales prices the longer the time horizon for a project and, with a longer time horizon, there is a greater chance that unanticipated development cost increases, changes in general market conditions and other adverse unanticipated changes could negatively impact the profitability of a project. In addition, larger land parcels are generally undeveloped and typically do not have all (or sometimes any) of the governmental approvals necessary to develop and construct homes. If we are unable to obtain these approvals or obtain approvals that restrict our ability to use the land in ways we do not anticipate, the value of the parcel will be negatively impacted. In addition, the acquisition of land with a longer term development horizon historically has not been a significant focus of our business in many of our markets and may therefore be subject to greater execution risk.
Severe weather, other natural conditions or disasters and climate change may disrupt or delay construction.
Severe weather and other natural conditions or disasters, such as earthquakes, landslides, hurricanes, tornadoes, droughts, floods, heavy or prolonged rain or snow, and wildfires can negatively affect our operations by requiring us to delay or halt construction or to perform potentially costly repairs to our projects under construction and to unsold homes. Some conditions, like the severe drought California has experienced over the last several years, may cause state and local governments to take restrictive actions, including placing moratoriums on the issuance of building permits or the connection of new water meters, which may effectively halt new construction.  Finally, many scientists believe that the rising level of carbon dioxide in the atmosphere is leading to climate change and that climate change is increasing the frequency and severity of weather related disasters. If true, we may experience increasing negative weather related impacts to our operations in the future.

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
Building sites are inherently dangerous, and operating in the homebuilding industry poses certain inherent health and safety risks. Due to health and safety regulatory requirements and the number of projects we own, health and safety performance is critical to the success of all areas of our business. Any failure in health and safety performance may result in penalties for non-compliance with relevant regulatory requirements, and a failure that results in a major or significant health and safety incident or injury could expose us to liability that could be costly. Such a failure could generate significant negative publicity and have a corresponding impact on our reputation, our relationships with relevant regulatory agencies or governmental authorities, and our ability to attract customers, which in turn could have a material adverse effect on our business, financial condition and operating results.
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
While our mortgage subsidiary generally sells the loans it originates within a short period of time in the secondary mortgage market on a non-recourse basis, this sale is subject to an obligation that we repurchase the loan or make a "make-whole" payment if, among other things, the purchaser's underwriting guidelines are not met or there is fraud in connection with the loan.  It is possible that our mortgage subsidiary will be required to fund make-whole payments and/or repurchase loans as the holders of defaulted loans scrutinize loan files to seek reasons to require us to do so. Further, future make-whole payments could have a higher severity than those previously experienced. In such cases our current reserves might prove to be inadequate and we would be required to use additional cash and take additional charges to reflect the higher level of repurchase and make-whole activity, which could harm our financial condition and results of operations.
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
In addition, our information technology systems are dependent upon global communications providers, Web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant systems failures and electrical outages in the past. While we take measures to ensure our major systems have redundant capabilities, our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins, cyber attacks and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions resulting from unauthorized tampering with our computer systems. The occurrence of any of these events could materially or even entirely disrupt or damage our information technology systems and hamper our internal operations, our ability to provide services to our customers and the ability of our customers to access our information technology systems. A material network breach in the security of our information technology systems could include the theft of our intellectual property or trade secrets. As a result, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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
Our homebuilding operations, including land development activities, are subject to extensive federal, state and local regulation, including environmental, construction, employment and worker health and safety, zoning and land use regulation. This regulation affects all aspects of the homebuilding process and can substantially delay or increase the costs of homebuilding activities, even on land for which we already have approvals. During the development process, we must obtain the approval of numerous governmental authorities that regulate matters such as:
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
There continues to be a variety of energy related legislation being considered for enactment around the world. For instance, for the last several years, the federal congress has considered an array of energy related initiatives, from carbon "cap and trade" to a federal energy efficiency building code that would increase energy efficiency requirements for new homes between 30 and 50 percent. And in California, where we derive a significant portion of our profits, current regulations, if not altered or delayed, will require new homebuilders like us to build "net-zero" energy homes by 2020.  These potential and actual laws, rules and regulations, if enacted or enforced, all have the potential to increase the cost of home construction significantly, which in turn could reduce our sales and/or profitability.
Much of the new and proposed energy related regulation is a response to concerns about climate change. As climate change concerns grow, legislation and regulatory activity of this nature is expected to continue and become more onerous. Similarly, energy related initiatives will impact a wide variety of companies throughout the world and because our operations are heavily dependent on significant amounts of raw materials, such as lumber, steel, and concrete, these initiatives could have an indirect adverse effect on our operations and profitability to the extent the suppliers of our materials are burdened with expensive cap and trade and similar energy related regulations.
Our mortgage operations are also subject to federal, state, and local regulation, including eligibility requirements for participation in federal loan programs and various consumer protection laws. Our title insurance agency operations are subject to state insurance and other laws and regulations. Failure to comply with these requirements can lead to administrative enforcement actions, fines and penalties, the loss of required licenses and other required approvals, claims for monetary damages or demands for loan repurchase from investors, and rescission or voiding of the loan by the consumer.

Increased regulation of the mortgage industry could harm our future sales and earnings.
The mortgage industry remains under intense scrutiny and continues to face increasing regulation at the federal, state and local level. Changes in regulation have negatively impacted the full spectrum of mortgage related activity. Potential changes to federal laws and regulations could have the effect of limiting the activities of the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation, the entities that provide liquidity to the secondary mortgage market, which could lead to increases in mortgage interest rates. At the same time, the Federal Housing Administration's rules regarding Borrower FICO scores, down payment standards, and limiting the amount of permitted seller concessions, lessen the number of buyers able to finance a new home. All of these regulatory activities reduce the number of potential buyers who qualify for the financing necessary to purchase our homes, which could harm our future sales and earnings.
Changes to tax laws could make homeownership more expensive.
Current tax laws generally permit significant expenses associated with owning a home, primarily mortgage interest expense and real estate taxes, to be deducted for the purpose of calculating an individual's federal, and in many cases, state, taxable income. If the federal or state governments were to change applicable tax law to eliminate or reduce these benefits for all or certain classes of taxpayers, the after-tax cost of owning a home could increase significantly. This could harm our future sales and earnings.
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
Our operations require significant amounts of cash. Our requirements for additional capital, whether to finance operations or to service or refinance our existing indebtedness, fluctuate as market conditions and our financial performance and operations change. We cannot assure you that we will maintain cash reserves and generate sufficient cash flow from operations in an amount to enable us to service our debt or to fund other liquidity needs or business opportunities.  Additionally, while we have a $750 million unsecured revolving credit facility designed to provide us with an additional source of liquidity to meet short-term cash needs, our ability and capacity to borrow under the facility is limited by our ability to meet the covenants and borrowing conditions of the facility.
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
We currently have a substantial amount of debt. As of December 31, 2016, the principal amount of our homebuilding senior and convertible senior notes outstanding was approximately $3,400.5 million, $230.0 million of which matures in 2017, $800.0 million of which matures in 2018, $567.5 million of which matures between 2019 and 2020 and

$1,803.0 million of which matures between 2021 and 2032.  In addition, the instruments governing our debt permit us to incur additional debt.  Our existing debt and any additional debt we incur could:
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
We participate in unconsolidated homebuilding and land development joint ventures with independent third parties in which we have less than a controlling interest.  At December 31, 2016, we had an aggregate of $127.1 million invested in these joint ventures, of which two joint ventures had project specific debt outstanding, which totaled $31.0 million.  This joint venture debt is non-recourse to us.
While these joint ventures provide us with a means of accessing larger and/or more desirable land parcels and lot positions, they are subject to a number of risks, including the following:
•
Restricted Payment Risk.    Certain of our senior notes limit our ability to make investments in joint ventures. If we become unable to fund our joint venture obligations this could result in, among other things, defaults under our joint venture operating agreements, loan agreements, and credit enhancements. And, our failure to satisfy our joint venture obligations could also affect our joint venture's ability to carry out its operations or strategy which could impair the value of our investment in the joint venture.

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

•
Financing Risk.    There are generally a limited number of sources willing to provide acquisition, development and construction financing to land development and homebuilding joint ventures.  During difficult market conditions, it may be difficult or impossible for our joint ventures to obtain financing on commercially reasonable terms, or for our joint ventures to refinance existing borrowings as such borrowings mature. As a result, we may be required to contribute our corporate funds to the joint venture to finance acquisition and development and/or construction costs following termination or step-down of joint venture financing that the joint venture is unable to restructure, extend, or refinance with another third party lender. In addition, our ability to contribute our funds to or for the joint venture may be limited as n discussed above.

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

•
Partner Dispute.    If we have a dispute with one of our joint venture partners and are unable to resolve it, a buy-sell provision in the applicable joint venture agreement could be triggered or we may otherwise pursue a negotiated settlement involving the unwinding of the venture and it is possible that litigation between us and our partner(s) could result. In such cases, we may sell our interest to our partner or purchase our partner's interest. If we sell our interest, we will forgo the profit we would have otherwise earned with respect to the joint venture project and may be required to forfeit our invested capital and/or pay our partner to release us from our joint venture obligations. If we are required to purchase our partner's interest, we would need to fund this purchase, as well as the completion of the project, with corporate level capital and to consolidate the joint venture project onto our balance sheet, which could, among other things, adversely impact our liquidity, our leverage and other financial conditions or covenants.

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
As of December 31, 2016, MP CA Homes LLC held 37% of the voting power of our voting stock. Pursuant to the amended stockholders' agreement that we entered into with MP CA Homes LLC, effective October 1, 2015, MP CA Homes LLC is entitled to designate up to two directors to serve on our Board of Directors so long as they hold at least 20% of our voting power and one director so long as they hold at least 10% of our voting power, giving MP CA Homes LLC the ability to exercise significant influence on the composition and actions of our Board of Directors. In addition, this large voting block may have a significant or decisive effect on the approval or disapproval of matters requiring approval of our stockholders, including any amendment to our certificate of incorporation, any proposed merger, consolidation or sale of all or substantially all of our assets and other corporate transactions. The interests of MP CA Homes LLC in these other matters may not always coincide with the interests of our other stockholders. In addition, the ownership of such a large block of our voting power and the right to designate directors by MP CA Homes LLC may discourage someone from making a significant equity investment in us, even if we needed the investment to operate our business, or could be a significant factor in delaying or preventing a change of control transaction that other stockholders may deem to be in their best interests.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease office facilities for our homebuilding and mortgage operations.  We also lease our East Coast corporate headquarters, which is located in Rosslyn, Virginia and our West Coast corporate headquarters, which is located in Irvine, California.  The lease on the West Coast facility, which also includes offices for our Orange County division, consists of approximately 39,000 square feet and expires in August 2017.  The lease on the East Coast facility, consists of approximately 11,000 square feet and expires in February 2027.  We lease approximately 40 other properties for our other division offices, mortgage operations and design centers.  For information about land owned or controlled by us for use in our homebuilding activities, please refer to Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

ITEM 3.    LEGAL PROCEEDINGS

Various claims and actions that we consider normal to our business have been asserted and are pending against us. We do not believe that any of such claims and actions will have a material adverse effect upon our results of operations or financial position.

ITEM 4.    MINE SAFETY DISCLOSURES

None.

Executive Officers of the Registrant

Our executive officers' ages, positions and brief accounts of their business experience as of February 24, 2017, are set forth below.

Name	Age	Position
Scott D. Stowell	59	Executive Chairman
Larry T. Nicholson	59	Chief Executive Officer and President
Peter G. Skelly	53	Executive Vice President and Chief Operating Officer
Jeff J. McCall	45	Executive Vice President and Chief Financial Officer
Wendy L. Marlett	53	Executive Vice President and Chief Marketing Officer
John P. Babel	46	Executive Vice President, General Counsel and Secretary

Scott D. Stowell has served as Executive Chairman since October 2015.  Prior to that, Mr. Stowell served as Chief Executive Officer of the Company from January 2012 to September 2015 and President of the Company from March 2011 to September 2015.  From May 2007 to March 2011, Mr. Stowell served as the Company's Chief Operating Officer.  Mr. Stowell joined the Company in 1986 as a project manager.  Since March 2014, Mr. Stowell has also served as a member of the Board of Directors of Pacific Mutual Holding Company.

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

John P. Babel has served as Executive Vice President, General Counsel and Secretary since February 2012.  Prior to that Mr. Babel served as Senior Vice President, General Counsel and Secretary of the Company from February 2009 until February 2012.  Mr. Babel joined the Company as Associate General Counsel in October 2002.  Prior to joining the Company, Mr. Babel was a corporate lawyer with the international law firm of Gibson, Dunn & Crutcher LLP.

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

	Year Ended December 31,
	2016			2015
	High	Low	Dividend	High	Low	Dividend
Quarter Ended
March 31	$37.51	$26.97	$0.04	$45.70	$32.60	$	―
June 30	38.41	31.03	0.04	45.95	38.95		―
September 30	40.94	32.86	0.04	46.75	38.95		―
December 31	43.24	30.18	0.04	43.24	36.23		0.04

For further information on our dividend policy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Dividends."

As of February 24, 2017, the number of record holders of our common stock was approximately 2,025.

Issuer Purchases of Equity Securities

During the three months ended December 31, 2016, we repurchased the following shares under our repurchase program:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet be
		Average	Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased (1)	Share	Programs (1)	Programs (1)
October 1, 2016 to October 31, 2016	1,624,874	$32.48	1,624,874	$409,604,148
November 1, 2016 to November 30, 2016	1,327,900	$31.64	1,327,900	$367,593,090
December 1, 2016 to December 31, 2016	6,355	$32.00	6,355	$367,389,730
Total	2,959,129	$32.10	2,959,129
________________
(1)
On July 28, 2016, the Company announced a new $500 million common stock repurchase plan. The stock repurchase plan has no stated expiration date and replaces in its entirety the $200 million authorized by our Board of Directors on February 11, 2016.

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

The above graph is based upon common stock and index prices calculated as of year-end for each of the last five calendar years.  The Company's common stock closing price on December 30, 2016 was $34.01 per share.  The stock price performance of the Company's common stock depicted in the graph above represents past performance only and is not necessarily indicative of future performance.

ITEM 6.    SELECTED FINANCIAL DATA

The following should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this Form 10-K.

	Year Ended December 31,
	2016	2015 (1)	2014		2013		2012
	(Dollars in thousands, except per share amounts)
Revenues:
Homebuilding	$6,388,040	$3,496,411		$2,411,178		$1,914,609		$1,236,958
Financial Services	88,695	43,702		25,320		25,734		21,769
Total revenues	$6,476,735	$3,540,113		$2,436,498		$1,940,343		$1,258,727

Pretax income:
Homebuilding	$713,502	$325,550		$340,121		$246,269		$67,645
Financial Services	39,614	16,939		9,843		11,429		10,542
Pretax income	$753,116	$342,489		$349,964		$257,698		$78,187

Net income (2)	$484,730	$213,509		$215,865		$188,715		$531,421

Basic income per common share	$4.09	$2.51		$2.94		$2.59		$7.59

Diluted income per common share	$3.60	$2.26		$2.68		$2.36		$7.21

Weighted average common shares outstanding:
Basic	118,212,740	71,713,747		55,737,548		50,623,649		40,390,760
Diluted	135,984,985	81,512,953		63,257,082		58,234,791		44,103,780

Weighted average additional common shares outstanding
if preferred shares converted to common shares:	―	13,135,814		17,562,557		22,165,311		29,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares:	135,984,985	94,648,767		80,819,639		80,400,102		73,666,337

Balance Sheet and Other Financial Data:
Homebuilding cash (including restricted cash)	$219,407	$187,066		$218,650		$376,949		$366,808
Inventories owned	$6,438,792	$6,069,959		$3,255,204		$2,536,102		$1,971,418
Total assets	$8,709,044	$8,429,402		$4,151,639		$3,637,552		$3,087,268
Homebuilding debt	$3,419,787	$3,487,699		$2,113,301		$1,815,042		$1,516,212
Financial services debt	$247,427	$303,422		$89,413		$100,867		$92,159
Stockholders' equity	$4,207,586	$3,861,436		$1,676,688		$1,468,960		$1,255,816
Stockholders' equity per common share (3)	$36.77	$31.84		$30.47		$26.46		$29.45
Pro forma stockholders' equity per common share (4)	$36.77	$31.84		$23.10		$20.10		$17.39
Cash dividends declared per share	$0.16	$0.04	$	―	$	―	$	―

Operating Data (excluding unconsolidated joint ventures):
Deliveries	14,229	7,237		4,956		4,602		3,291
Average selling price	$447	$477		$478		$413		$362
Net new orders (homes)	14,435	7,163		4,967		4,898		4,014
Backlog (homes)	5,817	5,611		1,711		1,700		1,404
Average active selling communities	570	299		182		166		155
________________
(1)	2015 full year results include Ryland's operations since October 1, 2015. Please see Note 3 of our accompanying consolidated financial statements.
(2)	Net income for 2012 includes a $454 million income tax benefit resulting from the reversal of a portion of our deferred tax asset valuation allowance.
(3)
At December 31, 2012, common shares outstanding exclude 29.6 million common equivalent shares issued during the year ended December 31, 2008 in the form of preferred stock to MP CA Homes LLC, an affiliate of MatlinPatterson Global Advisers LLC ("MP CA Homes").  On May 20, 2013, MP CA Homes converted 36,600 shares of our preferred stock into 12 million shares of our common stock.  As a result, at December 31, 2014 and 2013, common shares outstanding exclude 17.6 million common equivalent shares issuable upon conversion of preferred shares outstanding.  In addition, on October 1, 2015, MP CA Homes converted its remaining 53,565 shares of our preferred stock into 17.6 million shares of our common stock in connection with our merger with The Ryland Group, Inc., and no common equivalent shares issuable upon conversion of preferred shares were outstanding at December 31, 2015 or 2016.

(4)
At December 31, 2012, pro forma common shares outstanding include 29.6 million common equivalent shares issuable upon conversion of preferred shares outstanding.  As a result of the conversion of preferred shares by MP CA Homes described above, at December 31, 2014 and 2013, pro forma common shares outstanding include 17.6 million common equivalent shares issuable upon conversion of preferred shares outstanding.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the section "Selected Financial Data" and our consolidated financial statements and the related notes included elsewhere in this Form 10-K.

Results of Operations
Selected Financial Information

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$6,354,869	$3,449,047	$2,366,754
Land sale revenues	33,171	47,364	44,424
Total revenues	6,388,040	3,496,411	2,411,178
Cost of home sales	(4,967,278)	(2,676,666)	(1,748,954)
Cost of land sales	(30,132)	(43,274)	(43,841)
Total cost of sales	(4,997,410)	(2,719,940)	(1,792,795)
Gross margin	1,390,630	776,471	618,383
Gross margin percentage	21.8%	22.2%	25.6%
Selling, general and administrative expenses	(664,459)	(390,710)	(275,861)
Income (loss) from unconsolidated joint ventures	4,057	1,966	(668)
Other income (expense)	(16,726)	(62,177)	(1,733)
Homebuilding pretax income	713,502	325,550	340,121
Financial Services:
Revenues	88,695	43,702	25,320
Expenses	(49,081)	(26,763)	(15,477)
Financial services pretax income	39,614	16,939	9,843
Income before taxes	753,116	342,489	349,964
Provision for income taxes	(268,386)	(128,980)	(134,099)
Net income	484,730	213,509	215,865
Less: Net income allocated to preferred shareholder	―	(32,997)	(51,650)
Less: Net income allocated to unvested restricted stock	(1,168)	(369)	(297)
Net income available to common stockholders	$483,562	$180,143	$163,918

Income per common share:
Basic	$4.09	$2.51	$2.94
Diluted	$3.60	$2.26	$2.68

Weighted average common shares outstanding:
Basic	118,212,740	71,713,747	55,737,548
Diluted	135,984,985	81,512,953	63,257,082

Weighted average additional common shares outstanding
if preferred shares converted to common shares:	―	13,135,814	17,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares:	135,984,985	94,648,767	80,819,639

Net cash provided by (used in) operating activities	$322,314	$(271,361)	$(362,397)
Net cash provided by (used in) investing activities	$2,929	$184,674	$(31,020)
Net cash provided by (used in) financing activities	$(303,710)	$60,888	$242,519

Adjusted Homebuilding EBITDA (1)	$996,183	$648,313	$502,423
________________
(1)
Adjusted Homebuilding EBITDA means net income (plus cash distributions of income from unconsolidated joint ventures) before (a) income taxes, (b) homebuilding interest expense, (c) expensing of previously capitalized interest included in cost of sales, (d) impairment charges and deposit write-offs, (e) gain (loss) on early extinguishment of debt, (f) homebuilding depreciation and amortization, including amortization of capitalized model costs, (g) amortization of stock-based compensation, (h) income (loss) from unconsolidated joint ventures, (i) income (loss) from financial services subsidiary, (j) purchase accounting adjustments and (k) merger and other one-time transaction related costs. Other companies may calculate Adjusted Homebuilding EBITDA (or similarly titled measures) differently. We believe Adjusted Homebuilding EBITDA information is useful to management and investors as it provides perspective on the underlying performance of the business. However, it should be noted that Adjusted Homebuilding EBITDA is not a U.S. generally accepted accounting principles ("GAAP") financial measure. Due to the significance of the GAAP components excluded, Adjusted Homebuilding EBITDA should not be considered in isolation or as an alternative to net income or any other performance measure prescribed by GAAP.

Selected Financial Information (continued)

(1)	Continued

The table set forth below reconciles net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Net income	$484,730	$213,509	$215,865
Provision for income taxes	268,386	128,980	134,099
Homebuilding interest amortized to cost of sales	171,701	139,381	123,112
Homebuilding depreciation and amortization	61,552	40,987	27,209
EBITDA	986,369	522,857	500,285
Add:
Amortization of stock-based compensation	17,794	15,624	8,469
Cash distributions of income from unconsolidated joint ventures	671	2,830	1,875
Merger-related purchase accounting adjustments included in cost of home sales	18,535	64,170	―
Merger and other one-time costs	16,485	61,737	―
Less:
Income (loss) from unconsolidated joint ventures	4,057	1,966	(668)
Income from financial services subsidiaries	39,614	16,939	8,874
Adjusted Homebuilding EBITDA	$996,183	$648,313	$502,423

2016 CalAtlantic to Selected Pro Forma CalAtlantic 2015 and Pro Forma CalAtlantic 2014

On October 1, 2015, we completed our merger transaction with Ryland which essentially doubled the size of the Company.  To aid readers with comparability for the entire merged business, we are providing the below limited supplemental pro forma information.  The following unaudited selected condensed combined pro forma data combines the historical home sale revenues, homes delivered, net new orders and average active selling communities of Standard Pacific and Ryland, giving effect to the merger as if it had been consummated on January 1, 2014.  The selected condensed combined pro forma financial data are presented for illustrative purposes only, and are not necessarily indicative of results that actually would have occurred or that may occur in the future had the merger with Ryland been completed on January 1, 2014.  Accordingly this information should not be relied upon for purposes of making any investment or other decisions.  Additional information regarding the merger may be found in the Company's current report on Form 8-K, filed with the SEC on October 5, 2015, which is incorporated herein by reference.

	Year Ended December 31,
	Actual 2016	% Change	Pro Forma 2015	% Change	Pro Forma 2014
	(Dollars in thousands)
Home sale revenues
North	$1,015,503	10%	$923,541	3%	$899,357
Southeast	1,555,980	16%	1,345,025	16%	1,154,688
Southwest	1,658,949	15%	1,442,100	9%	1,325,097
West	2,124,437	35%	1,569,631	2%	1,543,579
Consolidated total	$6,354,869	20%	$5,280,297	7%	$4,922,721

	Year Ended December 31,
	Actual 2016	% Change	Pro Forma 2015	% Change	Pro Forma 2014

New homes delivered:
North	3,034	11%	2,727	1%	2,711
Southeast	4,029	8%	3,732	2%	3,664
Southwest	3,891	10%	3,552	(2%)	3,636
West	3,275	28%	2,549	(3%)	2,622
Consolidated total	14,229	13%	12,560	(1%)	12,633

	Year Ended December 31,
	Actual 2016	% Change	Pro Forma 2015	% Change	Pro Forma 2014
	(Dollars in thousands)
Average selling prices of homes delivered:
North	$335	(1%)	$339	2%	$332
Southeast	386	7%	360	14%	315
Southwest	426	5%	406	12%	364
West	649	5%	616	5%	589
Consolidated total	$447	6%	$420	8%	$390

	Year Ended December 31,
	Actual 2016	% Change	% Absorption Change (1)	Pro Forma 2015	% Change	% Absorption Change (1)	Pro Forma 2014
Net new orders (2):
North	3,329	21%	10%	2,757	3%	(4%)	2,664
Southeast	4,201	6%	(0%)	3,976	10%	(2%)	3,627
Southwest	3,603	(11%)	(3%)	4,029	6%	(10%)	3,784
West	3,302	7%	1%	3,089	21%	6%	2,560
Consolidated total	14,435	4%	2%	13,851	10%	(3%)	12,635
________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

	Year Ended December 31,
	Actual 2016	% Change	Pro Forma 2015	% Change	Pro Forma 2014
	(Dollars in thousands)
Average selling prices of net new orders:
North	$337	(1%)	$339	0%	$338
Southeast	378	2%	369	11%	331
Southwest	430	4%	413	10%	377
West	630	5%	602	3%	587
Consolidated total	$439	3%	$428	8%	$398

	Year Ended December 31,
	Actual 2016	% Change	Pro Forma 2015	% Change	Pro Forma 2014

Average number of selling communities during the year:
North	129	10%	117	7%	109
Southeast	183	6%	173	12%	155
Southwest	168	(8%)	183	18%	155
West	90	6%	85	13%	75
Consolidated total	570	2%	558	13%	494

In addition to the above supplemental pro forma information, the following presents limited unaudited supplemental pro forma operating results as if Ryland had been included in the Company's Consolidated Statements of Operations as of January 1, 2014.

	Year Ended December 31,
	Actual 2016	% Change	Pro Forma 2015	% Change	Pro Forma 2014
	(Dollars in thousands)

Home sale revenues	$6,354,869	20%	$5,280,297	7%	$4,922,721
Pretax income	$753,116	46%	$515,932	(19%)	$634,428

The supplemental pro forma operating results have been determined in accordance with ASC Topic 805, Business Combinations ("ASC 805") after adjusting the operating results of Ryland to reflect additional amortization that would have been recorded assuming the fair value adjustment to intangible assets had been applied beginning January 1, 2014.  Certain other adjustments, including those related to conforming accounting policies and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts. The increase in home sale revenues and pretax income during 2016 was primarily attributable to the increase in deliveries and average selling prices compared to pro forma 2015.  The increase in pro forma home sale revenues during 2015 was primarily attributable to the increase in average selling prices, as deliveries experienced a slight decrease compared to pro forma 2014.  The decrease in pro forma pretax income during 2015 was primarily attributable to the pro forma 2015 results including $61.7 million of merger costs and a $64.2 million reduction in gross margin from home sales due to the application of purchase accounting related to homes in backlog and speculative homes under construction acquired in connection with the merger.

Discussion and Analysis of CalAtlantic's Actual Results in 2016, 2015 and 2014

Overview

The Company's 2016 results reflect both the continued housing market recovery and the significant impact of the merger, which essentially doubled the size of our Company.  We delivered 14,229 homes during 2016, generating home sale revenues of $6,354.9 million, up 84% from the prior year.  We reported net income of $484.7 million, or $3.60 per diluted share, as compared to $213.5 million, or $2.26 per diluted share, for 2015.  Our 2016 results include $16.5 million of merger costs and an $18.5 million reduction in gross margin from home sales due to the application of purchase accounting related to homes in backlog and speculative homes under construction acquired in connection with the merger, compared to $61.7 million of merger and other one-time costs and a $64.2 million reduction in gross margin from home sales related to purchase accounting in 2015.  Homebuilding pretax income for 2016 was $713.5 million, compared to $325.6 million in 2015 and $340.1 million in 2014.  Our gross margin from home sales was 21.8% for 2016, compared to 22.4% for 2015, and our operating margin from home sales for 2016 was 11.4%, compared to 11.1% for 2015.

We ended 2016 with $219.4 million of homebuilding cash (including $28.3 million of restricted cash), compared to $187.1 million (including $36.0 million of restricted cash) at the end of the prior year.  Net cash provided by operating activities during 2016 was $322.3 million compared to net cash used in operating activities of $271.4 million in 2015.  The improvement in operating cash flows for 2016 as compared to the prior year was driven primarily by an 84% increase in homebuilding revenues, partially offset by a $555.2 million increase in cash land purchase and development costs.  As of December 31, 2016, we had $637.9 million in remaining availability under our $750 million revolving credit facility.

Homebuilding

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in thousands)
Homebuilding revenues:
North	$1,017,063	287%	$262,988	n/a	$	n/a
Southeast	1,559,345	58%	988,773	47%		672,776
Southwest	1,659,477	87%	889,496	80%		495,008
West	2,152,155	59%	1,355,154	9%		1,243,394
Total homebuilding revenues	$6,388,040	83%	$3,496,411	45%		$2,411,178

Homebuilding pretax income:
North	$80,498	1,349%	$5,556	n/a	$	n/a
Southeast	130,656	87%	69,726	5%		66,232
Southwest	165,694	134%	70,851	45%		48,958
West	336,654	88%	179,417	(20%)		224,931
Total homebuilding pretax income	$713,502	119%	$325,550	(4%)		$340,121

Homebuilding pretax income as a percentage of homebuilding revenues:
North	7.9%	5.8%	2.1%	n/a		n/a
Southeast	8.4%	1.3%	7.1%	(2.7%)		9.8%
Southwest	10.0%	2.0%	8.0%	(1.9%)		9.9%
West	15.6%	2.4%	13.2%	(4.9%)		18.1%
Total homebuilding pretax income percentage	11.2%	1.9%	9.3%	(4.8%)		14.1%

	As of December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in thousands)
Total Assets:
North	$1,181,544	57%	$732,689	n/a	$	n/a
Southeast	2,253,289	26%	1,766,241	67%		1,060,343
Southwest	1,842,869	26%	1,470,654	135%		624,765
West	2,500,163	8%	2,357,597	35%		1,744,308
Corporate (1)	578,780	(66%)	1,678,072	239%		494,920
Total homebuilding	8,356,645	4%	8,005,253	104%		3,924,336
Financial services	352,399	(17%)	424,149	87%		227,303
Total Assets	$8,709,044	3%	$8,429,402	103%		$4,151,639
________________
(1)
The assets in our Corporate Segment include cash and cash equivalents and our deferred tax asset, and at December 31, 2015 included $0.9 billion of goodwill recorded in connection with our merger with Ryland.  During the 2016 second quarter, recorded goodwill was allocated to the Company's reporting units (as of December 31, 2016, approximately $0.3 billion was included in each of the North, Southeast and Southwest segments, and approximately $0.1 billion was included in the West segment).

For 2016, we generated homebuilding pretax income of $713.5 million compared to $325.6 million in 2015.  This increase was primarily the result of an 84% increase in home sale revenues due to our October 1, 2015 merger with Ryland and a decrease in merger and other one-time costs of approximately $45 million, which was partially offset by a decrease in gross margin percentage from home sales.  Homebuilding pretax income as a percentage of homebuilding revenues for 2016 increased 190 basis points compared to the prior year, with the North region generating the highest increase of 580 basis points. The North region pretax income as a percentage of home sales for 2015 was significantly and adversely impacted by the fair value accounting applied to homes under construction acquired in connection with the merger, with $20 million recognized as an increase to cost of sales in 2015, compared to $5 million in 2016.  Homebuilding pretax income as a percentage of homebuilding revenues for 2016 was relatively consistent across our remaining Southeast, Southwest and West regions, with year over year increases ranging from 130 basis points in the Southeast to 240 basis points in the West.

For 2015, we generated homebuilding pretax income of $325.6 million compared to $340.1 million in 2014.  This decrease was primarily the result of approximately $62 million in merger and other one-time costs associated with our October 1, 2015 merger with Ryland, which was partially offset by a 46% increase in home sale revenues.  Homebuilding pretax income as a percentage of homebuilding revenues for 2015 decreased 480 basis points compared to 2014, with the West region reporting the highest decrease of 490 basis points.  The larger decrease in our West region relative to our Southeast and Southwest regions was primarily the result of our West region being the least impacted by the merger with Ryland, with home sale revenues increasing only 9% during 2015 compared to 47% and 80% increases within our Southeast and Southwest regions, respectively.

Revenues

Homebuilding revenues for 2016 increased 83% from 2015 primarily as a result of an 84% increase in home sale revenues, driven by a 97% increase in new home deliveries.  The increase in home sale revenues is primarily attributable to our October 1, 2015 merger with Ryland coupled with meaningful organic growth.  On a pro forma basis, home sale revenues increased 20% for 2016 compared to 2015, led by strong increases in the West region, which increased by 35% on a pro forma basis primarily as a result of a 28% increase in deliveries.

The 287% increase in homebuilding revenues for 2016 in the North region was attributable to the merger with Ryland as 2015 only included revenues commencing on the October 1, 2015 merger date whereas 2016 included revenues for the full year.  The increase in homebuilding revenues in the Southeast and Southwest regions of 58% and 87%, respectively, was primarily the result of the merger with Ryland and meaningful organic growth.  Homebuilding revenues for 2016 increased 59% in the West primarily due to organic growth in the Company's California markets and the impact of the merger in the Company's Arizona market.

Homebuilding revenues for 2015 increased 45% from 2014 primarily as a result of a 46% increase in home sale revenues, driven by a 46% increase in new home deliveries.  The increase in home sale revenues is primarily attributable to the merger with Ryland combined with moderate organic growth.  On a pro forma basis, home sale revenues increased 7% for the 2015 compared to 2014.

The increase in homebuilding revenues for 2015 in the Southeast and Southwest regions was driven by an increase in new home deliveries of 32% and 79%, respectively, primarily attributable to the merger with Ryland combined with moderate organic growth.  Homebuilding revenues in the West region for 2015 was less impacted by the merger with Ryland, and on a pro forma basis increased 2% compared to 2014, driven primarily by a 5% increase in our average home price.

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
New homes delivered:
North	3,034	286%	787	n/a	n/a
Southeast	4,029	63%	2,471	32%	1,871
Southwest	3,891	106%	1,891	79%	1,059
West	3,275	57%	2,088	3%	2,026
Consolidated total	14,229	97%	7,237	46%	4,956

New home deliveries increased 97% in 2016 as compared to the prior year, resulting primarily from the new selling communities we acquired in connection with our October 1, 2015 merger with Ryland.  New home deliveries increased 46% in 2015 as compared to the prior year, resulting primarily from the backlog and new selling communities we acquired in connection with the Ryland merger.

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in thousands)
Average selling prices of homes delivered:
North	$335	0%	$334	n/a	$	n/a
Southeast	386	(2%)	395	12%		354
Southwest	426	(8%)	462	(1%)		465
West	649	1%	640	7%		598
Consolidated total	$447	(6%)	$477	(0%)		$478

During 2016, our consolidated average home price of $447 thousand decreased 6% when compared to $477 thousand for 2015, resulting primarily from a geographic mix shift to a higher proportion of deliveries from communities outside of California.  During 2015, our consolidated average home price of $477 thousand was essentially flat when compared to $478 thousand for 2014, resulting primarily from the lower average home price of the homes in backlog we acquired in connection with our October 1, 2015 merger with Ryland.

Gross Margin

Our 2016 gross margin percentage from home sales was 21.8%, down 60 basis points from 22.4% in 2015.  Our 2016 gross margins were adversely impacted by the fair value accounting applied to homes in backlog and speculative homes under construction acquired in connection with our October 1, 2015 merger with Ryland, with fair value accounting causing us to recognize approximately $19 million as an increase to cost of sales during 2016, as well as a mix shift from higher to lower margin communities.

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

SG&A Expenses

Our 2016 SG&A expenses (including corporate G&A) were $664.5 million compared to $390.7 million for the prior year.  Despite this increase in dollar amount, our 2016 SG&A rate from home sales was 10.5% versus 11.3% for 2015.  This 80 basis point improvement was primarily the result of an 84% increase in home sale revenues and the operating leverage we gained in connection with our October 1, 2015 merger with Ryland.  We continue to leverage our G&A expenses as our home sale revenues have increased year over year, with G&A expenses as a percentage of home sale revenues improving to 5.3% for 2016 compared to 6.3% for 2015.  Our selling expenses as a percentage of home sale revenues increased slightly at 5.2% for 2016 compared to 5.0% for 2015.

Our 2015 SG&A expenses (including corporate G&A) were $390.7 million compared to $275.9 million for 2014, and our 2015 SG&A rate from home sales was 11.3% versus 11.7% for 2014.  This 40 basis point improvement was primarily the result of a 46% increase in home sale revenues and the operating leverage we gained in connection with the merger, with G&A expenses as a percentage of home sale revenues improving to 6.3% for 2015 compared to 6.8% for 2014.  Our selling expenses as a percentage of home sale revenues increased slightly at 5.0% for 2015 compared to 4.9% for 2014.

Interest Expense

During the years ended December 31, 2016, 2015 and 2014, our qualified assets exceeded our debt.  As of December 31, 2016, 2015 and 2014, the amount of our qualified assets in excess of our debt was $1.3 billion, $1.6 billion and $827.7 million, respectively.  As a result, all of our interest incurred during 2016, 2015 and 2014 was capitalized in accordance with ASC Topic 835, Interest.

Other Income (Expense)

Other expense for 2016 was primarily attributable to $16.5 million in transaction and other one-time costs incurred in connection with our October 1, 2015 merger with Ryland.  Other expense for 2015 was primarily attributable to $61.7 million in transaction and other one-time costs incurred in connection with the merger, including $9.7 million in project abandonment costs.

Operating Data

	Year Ended December 31,
	2016	% Change	% Absorption Change (1)	2015	% Change	% Absorption Change (1)	2014
Net new orders (2):
North	3,329	499%	39%	556	n/a	n/a	n/a
Southeast	4,201	79%	9%	2,342	27%	(15%)	1,841
Southwest	3,603	96%	2%	1,838	52%	(12%)	1,207
West	3,302	36%	7%	2,427	26%	3%	1,919
Consolidated total	14,435	102%	6%	7,163	44%	(12%)	4,967
________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

	Year Ended December 31,
	2016	% Change	2015	% Change	2014

Cancellation rates:
North	15%	(7%)	22%	n/a	n/a
Southeast	14%	(1%)	15%	1%	14%
Southwest	16%	(1%)	17%	1%	16%
West	18%	(2%)	20%	―	20%
Consolidated total	16%	(2%)	18%	1%	17%

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
	(Dollars in thousands)
Average selling prices of net new orders:
North	$337	(3%)	$348	n/a	$	n/a
Southeast	378	(10%)	422	13%		374
Southwest	430	(11%)	481	2%		473
West	630	(4%)	653	9%		600
Consolidated total	$439	(14%)	$510	5%		$485

	Year Ended December 31,
	2016	% Change	2015	% Change	2014
Average number of selling communities during the year:
North	129	330%	30	n/a	n/a
Southeast	183	65%	111	50%	74
Southwest	168	93%	87	74%	50
West	90	27%	71	22%	58
Consolidated total	570	91%	299	64%	182

Net new orders for 2016 increased 102% from the prior year on a 91% increase in the number of average active selling communities.  Our monthly sales absorption rate was 2.1 per community for 2016, up from 2.0 for 2015, and was 1.6 per community for the 2016 fourth quarter, which was flat compared to the 2015 fourth quarter.  The 6% increase in our sales absorption rate during 2016 on a consolidated basis reflects positive increases across all regions, from up 2% in the Southwest, to up 39% in the North, where substantially all divisions within the region had strong double digit increases.  Our consolidated cancellation rate for 2016 was 16% compared to 18% for 2015, and was 20% for the 2016 fourth quarter compared to 22% for the 2015 fourth quarter.  Our 2016 fourth quarter cancellation rate was consistent with our average historical cancellation rate over the last 10 years.

Net new orders for 2015 increased 44% from the prior year on a 64% increase in the number of average active selling communities.  Our monthly sales absorption rate was 2.0 per community for 2015, down from 2.3 for 2014.  This decrease in our sales absorption reflected our emphasis on margin over sales pace.  Our consolidated cancellation rate for 2015 was 18% compared to 17% for 2014.

At December 31, 2016 and 2015, we had 583 and 575 active selling communities, respectively.

	As of December 31,
	2016		2015		% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
North	1,298	$464,253	1,003	$348,285	29%	33%
Southeast	1,793	776,402	1,621	702,388	11%	11%
Southwest	1,614	764,583	1,902	845,499	(15%)	(10%)
West	1,112	658,613	1,085	675,920	2%	(3%)
Consolidated total	5,817	$2,663,851	5,611	$2,572,092	4%	4%

The dollar value of our backlog as of December 31, 2016 increased 4% from 2015 to $2.7 billion.  The increase in backlog value from 2015 was driven entirely by the 4% increase in units in backlog as our averages sales price in backlog was flat year over year.

	At December 31,
	2016	% Change	2015	% Change	2014
Homesites owned and controlled:
North	15,087	(1%)	15,222	n/a	n/a
Southeast	22,358	(8%)	24,393	48%	16,458
Southwest	14,151	(12%)	16,151	133%	6,944
West	13,828	(6%)	14,728	22%	12,028
Total (including joint ventures)	65,424	(7%)	70,494	99%	35,430

Homesites owned	50,735	(4%)	52,583	81%	28,972
Homesites optioned or subject to contract	13,142	(18%)	15,972	155%	6,260
Joint venture homesites (1)	1,547	(20%)	1,939	879%	198
Total (including joint ventures) (1)	65,424	(7%)	70,494	99%	35,430

Homesites owned:
Raw lots	13,018	48%	8,814	8%	8,162
Homesites under development	13,239	(43%)	23,395	188%	8,119
Finished homesites	13,516	42%	9,488	32%	7,210
Under construction or completed homes	8,567	(6%)	9,092	193%	3,104
Held for sale	2,395	34%	1,794	(25%)	2,377
Consolidated total	50,735	(4%)	52,583	81%	28,972
________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of December 31, 2016 decreased 7% from 2015.  We believe our land pipeline remains strong and we continue to find opportunities that meet our disciplined underwriting criteria.  We purchased $960.8 million of land (13,566 homesites) during 2016.  The homesites we purchased during 2016 were located as follows:  25% (based on homesites) in the North, 25% in the Southeast, 24% in the Southwest and 26% in the West.  During 2015 we purchased $515.3 million of land (6,631 homesites) and acquired an additional 40,245 homesites as a result of our October 1, 2015 merger with Ryland.  The homesites we purchased during 2015, other than through the merger, were located as follows 12% (based on homesites) in the North, 39% in the Southeast, 18% in the Southwest and 31% in the West.  As of December 31, 2016, we owned or controlled 65,424 homesites, of which 45,699 are owned and actively selling or under development, 14,689 are controlled or under option, and the remaining 5,036 homesites are held for future development or for sale.

	At December 31,
	2016	% Change	2015	% Change	2014
Homes under construction and speculative homes:
Homes under construction (excluding specs)	3,598	(16%)	4,304	281%	1,131
Speculative homes under construction	2,194	23%	1,777	97%	901
Total homes under construction	5,792	(5%)	6,081	199%	2,032

Completed homes:
Completed and unsold homes (excluding models)	1,255	(5%)	1,325	157%	515
Completed and under contract (excluding models)	623	(17%)	754	266%	206
Model homes	897	(3%)	929	165%	351
Total completed homes	2,775	(8%)	3,008	181%	1,072

Total homes under construction (excluding speculative homes) as of December 31, 2016 were down 5% compared to December 31, 2015.  Speculative homes under construction and completed and unsold homes (excluding models) as of December 31, 2016 increased 11% over the prior year period, resulting primarily from a year-over-year increase in our number of active selling communities and our strategy to maintain a supply of speculative homes in each community.

Financial Services

For 2016, our financial services segment generated pretax income of $39.6 million compared to $16.9 million in 2015.  The increase in 2016 was driven by a 56% increase in the dollar volume of loans originated and sold, a $15.2 million increase in title service revenues and an increase in margins on loans closed and sold.  These changes were partially offset by an increase in personnel expenses as a result of higher production levels in 2016 compared to 2015.

For 2015, our financial services segment generated pretax income of $16.9 million compared to $9.8 million in 2014.  The increase in 2015 was driven by a 51% increase in the dollar volume of loans originated and sold and a $5.6 million increase in title service revenues.  These changes were partially offset by lower margins on loans closed and sold.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Total Originations:
Loans	7,191	4,356	2,936
Principal	$2,244,033	$1,478,196	$986,335
Capture rate	57%	71%	77%

Loans Sold to Third Parties:
Loans	7,327	4,259	2,806
Principal	$2,293,923	$1,423,576	$931,786

Mortgage Loan Origination Product Mix:
FHA loans	15%	13%	8%
Other government loans (VA & USDA)	11%	10%	10%
Total government loans	26%	23%	18%
Conforming loans	70%	69%	74%
Jumbo loans	4%	8%	8%
	100%	100%	100%

Loan Type:
Fixed	97%	93%	92%
ARM	3%	7%	8%

Credit Quality:
Avg. FICO score	739	746	752

Other Data:
Avg. combined LTV ratio	82%	82%	80%
Full documentation loans	100%	100%	100%
Non-Full documentation loans	―	―	―

Income Taxes

Our 2016 provision for income taxes was $268.4 million primarily related to our $753.1 million of pretax income.  As of December 31, 2016, we had a $332.8 million deferred tax asset which was offset by a valuation allowance of $2.5 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $103.9 million of our deferred tax asset related to net operating loss carryforwards is subject to the Internal Revenue Code Section 382 gross annual deduction limitation of $15.6 million for both federal and state purposes.  Additionally, $21.7 million of our state deferred tax asset related to net operating losses is subject to 382 limitations resulting from our October 1, 2015 merger with Ryland, and $12.0 million related to state net operating loss carryfowards that are not limited by Section 382.  The remaining deferred tax asset balance of $195.1 million represented deductible timing differences, primarily related to inventory impairment and financial accruals, which have no expiration date.

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

Liquidity and Capital Resources

Our principal uses of cash over the last several years have been for:

• land acquisition • homebuilder acquisitions • investments in joint ventures	• principal and interest payments on debt • cash collateralization • stock repurchases

• construction and development • operating expenses	• the payment of dividends

Cash requirements over the last several years have been met by:

• internally generated funds • bank revolving credit and term loans • land option contracts and seller notes • sales of our equity • note offerings	• joint venture financings • assessment district bond financings • letters of credit and surety bonds • mortgage credit facilities

For the year ended December 31, 2016, cash provided by operating activities was $322.3 million versus cash used in operating activities of $271.4 million in the year earlier period.  The change in operating activities cash flow during 2016 as compared to the prior year was driven primarily by an 83% increase in homebuilding revenues, partially offset by a $555.2 million increase in cash land purchase and development costs.  Cash flows from financing activities for 2016 included $297.3 million of net proceeds from the issuance of 5.25% Senior Notes due 2026 during the 2016 second quarter, offset by a $280 million repayment of our 10.75% Senior Notes upon maturity in September 2016 and $232.5 million of stock repurchases.  As of December 31, 2016, our homebuilding cash balance was $219.4 million (including $28.3 million of restricted cash).

Revolving Credit Facility. As of December 31, 2016, we were party to a $750 million unsecured revolving credit facility (the "Revolving Facility"), $350 million of which is available for letters of credit, which matures in October 2019. The Revolving Facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 0.77% at December 31, 2016) plus 1.75%, or (ii) Prime (3.75% at December 31, 2016) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  The Revolving Facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On December 31, 2016, no borrowings were outstanding under the facility and the Company had outstanding letters of credit issued under the facility totaling $112.1 million, leaving $637.9 million available under the facility to be drawn.

Our covenant compliance for the Revolving Facility is set forth in the table below:

Covenant and Other Requirements	Actual at December 31, 2016	Covenant Requirements at December 31, 2016
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$3,237.4	≥ $1,933.3
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.03	≤ 2.00
Liquidity or Interest Coverage Ratio (3):
Liquidity	$143.5	≥ $224.0
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (4)	3.12	≥ 1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (5)	$841.2	≤ $1,213.1
________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.
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

Letter of Credit Facilities.  As of December 31, 2016, in addition to our $350 million letter of credit sublimit under our revolving credit facility, we were party to four committed letter of credit facilities totaling $48 million, of which $26.7 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from January 2017 to October 2017.  As of December 31, 2016, these facilities were secured by cash collateral deposits of $27.1 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

As of the date of this filing, we are working with one financial institution to extend the letter of credit facility which matured in January 2017 with a commitment amount of $15 million, of which $7.2 million of letters of credit remain outstanding.

Senior and Convertible Senior Notes.  As of December 31, 2016, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

December 31, 2016
(Dollars in thousands)
8.4 % Senior Notes due May 2017	$230,000
8.375% Senior Notes due May 2018	575,000
1.625% Convertible Senior Notes due May 2018	225,000
0.25% Convertible Senior Notes due June 2019	267,500
6.625% Senior Notes due May 2020	300,000
8.375% Senior Notes due January 2021	400,000
6.25% Senior Notes due December 2021	300,000
5.375% Senior Notes due October 2022	250,000
5.875% Senior Notes due November 2024	300,000
5.25% Senior Notes due June 2026	300,000
1.25% Convertible Senior Notes due August 2032 (1)	253,000
$3,400,500
________________
(1)
On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Senior Notes may require the Company to purchase all or any portion of their 1.25% Convertible Senior Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased.

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
The Company's notes contain various restrictive covenants, including, but not limited to, a limitation on secured indebtedness and a restriction on sale leaseback transactions.  As of December 31, 2016, we were in compliance with the covenants required by our senior notes.
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

The Company's 1.625% Convertible Senior Notes due 2018 (the "1.625% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8576 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.39 per share), subject to adjustment.  The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 (the "0.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.6043 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately

$73.51 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 (the "1.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.25% Convertible Notes will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.8941 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.17 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed. On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.

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

Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2016, only two joint ventures had project specific debt outstanding, which totaled $31.0 million.  This joint venture bank debt was non-recourse to us.  At December 31, 2016, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

Secured Project Debt and Other Notes Payable.  At December 31, 2016, we had $27.6 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

Mortgage Credit Facility.  At December 31, 2016, we had $247.4 million outstanding under our mortgage financing subsidiary's mortgage credit facility.  This mortgage credit facility consisted of a $300 million uncommitted repurchase facility with one lender, maturing in April 2017.  This facility requires our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.0 million as of December 31, 2016, and also contains financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2016, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in this facility.

Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our communities and other performance obligations.  At December 31, 2016, we had approximately $892.1 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $445.1 million remaining in cost to complete.

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

Dividends.  For the year ended December 31, 2016, we paid a dividend of $0.04 per share on March 30, June 30, September 30 and December 30, 2016, respectively.  We paid a dividend of $0.04 per share on December 30 during the year ended December 31, 2015.  We did not pay dividends in 2014.  On February 10, 2017 our Board of Directors declared a dividend of $0.04 per share to be paid on March 30, 2017 to holders of record on March 15, 2017.

Stock Repurchases.  On October 28, 2014, we announced that our Board of Directors authorized a $100 million stock repurchase plan.  During 2014, we repurchased 1.0 million shares of our common stock in open market transactions under the plan.  During 2015, we repurchased 645 thousand shares of our common stock in open market transactions under the plan.  On February 11, 2016 we announced a new $200 million share repurchase plan that replaces in its entirety the remaining authorization available on the October 28, 2014 plan.  On July 27, 2016, our Board of Directors authorized a new $500 million stock repurchase plan that replaces in its entirety its previous $200 million authorization.  During 2016, we repurchased 7.3 million shares of our common stock in open market transactions under the plan, and as of December 31, 2016, we had remaining authorization to repurchase $367.4 million of our common stock.

Leverage.  Our homebuilding debt to total book capitalization as of December 31, 2016 was 44.8%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended December 31, 2016 and 2015 was 3.4x and 5.4x, respectively, and our adjusted net homebuilding debt (homebuilding debt net of homebuilding cash and restricted cash) to adjusted homebuilding EBITDA was 3.2x and 5.1x, respectively (please see page 20 for the reconciliation of net income, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

Contractual Obligations

The following table summarizes our future estimated cash payments under existing contractual obligations as of December 31, 2016, including estimated cash payments due by period.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(Dollars in thousands)
Contractual Obligations
Long-term debt principal payments (1)	$3,428,079	$246,958	$1,077,673	$1,000,448	$1,103,000
Long-term debt interest payments	846,924	194,162	297,597	191,383	163,782
Operating leases (2)	40,952	10,104	16,460	9,554	4,834
Purchase obligations (3)	744,689	349,399	324,635	64,434	6,221
Total	$5,060,644	$800,623	$1,716,365	$1,265,819	$1,277,837
________________
(1)
Long-term debt represents principal amount of senior and convertible senior notes payable and secured project debt and other notes payable. For a more detailed description of our long-term debt, please see Note 8 in our accompanying consolidated financial statements.

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

At December 31, 2016, we had a $300 million uncommitted repurchase facility with one lender, maturing in April 2017, and had $247.4 million outstanding under the facility.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2016, we had non-refundable cash deposits outstanding of approximately $59.9 million and capitalized pre-acquisition and other development and construction costs of approximately $13.1 million relating to land purchase and option contracts having a total remaining purchase price of approximately $744.7 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of December 31, 2016, we held ownership interests in 27 homebuilding and land development joint ventures, of which 13 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $31.0 million.  This joint venture debt is non-recourse to us and is scheduled to mature in June 2017.  At December 31, 2016, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

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

Segment Reporting
The application of segment reporting requires significant judgment in determining our operating segments. Operating segments are defined as a component of an enterprise for which discrete financial information is available and is reviewed regularly by the chief operating decision-maker, or decision-making group, to evaluate performance and make operating decisions. We operate two principal businesses: homebuilding and financial services.  Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes.  In connection with our October 1, 2015 merger with Ryland, the Company experienced key personnel changes and significant growth in its operations, and as a result, the Company began to develop processes and reporting packages to manage and assess the Company's performance at a regional level.  In light of the key personnel changes, growth in operations, and the focus on regional information provided to the Company's chief operating decision maker, during 2016, we performed an assessment of our operating segments in accordance with ASC Topic 280, Segment Reporting ("ASC 280"), and determined that each of our four homebuilding regions and financial services operations are our operating segments.  Prior to this change, in accordance with the aggregation criteria defined in ASC 280, our homebuilding divisions were grouped into four reportable segments (which were our four homebuilding regions): North, consisting of our divisions in Georgia, Delaware, Illinois, Indiana, Maryland, Minnesota, New Jersey, Pennsylvania, Virginia and Washington D.C.; Southeast, consisting of our divisions in Florida and the Carolinas; Southwest, consisting of our divisions in Texas, Colorado and Nevada; and West, consisting of our divisions in California and Arizona.  As such, current period segment information is presented consistent with prior periods.
Our mortgage financing operation provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title, escrow and insurance subsidiaries provide title, escrow and insurance services to homebuyers in many of our markets.  Our mortgage financing, title, escrow and insurance services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under "Financial Services."
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

We perform a detailed budget and cash flow review of all of our real estate communities (including actively selling communities, future communities and communities on hold/inactive) on a semi-annual basis throughout each fiscal year to, among other things, determine whether the community's estimated remaining undiscounted future cash flows are more or less than the carrying value of the inventory balance.  If the undiscounted cash flows are more than the carrying value of the real estate project, then no impairment adjustment is required.  However, if the undiscounted cash flows are less than the carrying amount, then the asset is deemed impaired and is written-down to its fair value.  We evaluate the identifiable cash flows at the project level.  When estimating undiscounted future cash flows of a project, we are required to make various assumptions, including the following: (i) the expected sales prices and sales incentives to be offered, including the number of homes available and pricing and incentives being offered in other communities by us or by other builders; (ii) the expected sales pace and cancellation rates based on local housing market conditions and competition; (iii) costs expended to date and expected to be incurred in the future, including, but not limited to, land and land development costs, home construction costs, interest costs, indirect construction and overhead costs, and selling and marketing costs; (iv) alternative product offerings that may be offered that could have an impact on sales pace, sales price and/or building costs; and (v) alternative uses for the property such as the possibility of a sale of lots to a third party versus the sale of individual homes.  Many of these assumptions are interdependent and changing one assumption generally requires a corresponding change to one or more of the other assumptions.  For example, increasing or decreasing the sales absorption rate has a direct impact on the estimated per unit sales price of a home, the level of time sensitive costs (such as indirect construction, overhead and carrying costs), and selling and marketing costs (such as model maintenance costs and promotional and advertising campaign costs).  Depending on what objective we are trying to accomplish with a community, it could have a significant impact on the project cash flow analysis.  For example, if our business objective is to drive delivery levels our project cash flow analysis will be different than if the business objective is to preserve operating margins.  These objectives may vary significantly from project to project, from division to division, and over time with respect to the same project.

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

From time to time, we write-off deposits related to land options that we decide not to exercise.  The decision not to exercise a land option takes into consideration changes in market conditions, the timing of required land takedowns, the willingness of land sellers to modify terms of the land option contract (including the price and timing of land takedowns), the availability and best use of our capital, and other factors.  The write-off of a deposit is charged to homebuilding other income (expense) in our consolidated statement of operations in the period that we determine it is probable that the optioned property will not be acquired.  If we recover deposits which were previously written off, the recoveries are recorded to homebuilding other income (expense) in the period received.

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

The estimation process involved in determining relative sales or fair values is inherently uncertain because it involves estimating future sales values of homes before delivery.  Additionally, in determining the allocation of costs to a particular land parcel or individual home, we rely on project budgets that are based on a variety of assumptions, including assumptions about construction schedules and future costs to be incurred. It is common that actual results differ from budgeted amounts for various reasons, including construction delays, increases in costs that have not been committed or unforeseen issues encountered during construction that fall outside the scope of existing contracts, or costs that come in less than originally anticipated. While the actual results for a particular construction project are accurately reported over time, a variance between the budget and actual costs could result in the understatement or overstatement of costs and have a related impact on gross margins between reporting periods. To reduce the potential for such variances, we have procedures that have been applied on a consistent basis, including assessing and revising project budgets on a semi-annual basis, obtaining commitments from subcontractors and vendors for future costs to be incurred, and utilizing the most recent information available to estimate costs. We believe that these policies and procedures provide for reasonably dependable estimates for purposes of calculating amounts to be relieved from inventories and expensed to cost of sales in connection with the sale of homes.

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

Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover the estimated costs of our self-insurance liability based on an analysis that uses our historical claim and expense data, as well as industry data to estimate these overall costs.  We utilize the services of an independent third party actuary to assist us with evaluating the level of our insurance and litigation accruals.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ significantly from our currently estimated amounts.

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

Based on such an analysis and on an evaluation of available positive and negative information and our projection of the income we expected to generate in future years, we concluded that it was more likely than not that most of our deferred tax asset would be realized.  As of December 31, 2016, the deferred tax asset valuation allowance of $2.5 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  To the extent that we conclude that it is more likely than not that the remaining valuation allowance will be utilized, we will be able to reduce our effective tax rate, by reducing the valuation allowance and offsetting a portion of taxable income. Conversely, any significant future operating losses generated by us in the near term may increase the deferred tax asset valuation allowance and adversely impact our income tax provision (benefit) to the extent we enter into a cumulative loss position as described in ASC 740.

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

Goodwill

We have recorded a significant amount of goodwill in connection with our October 1, 2015 merger with Ryland.  Goodwill has been allocated to the Company's four homebuilding regions that were expected to benefit from the synergies of the merger.   The allocation was based on the relative fair value of each acquired reporting unit in accordance with ASC Topic 350, Intangibles–Goodwill and Other ("ASC 350"). The key drivers used in the fair value calculation included 10-year regional level cash flow projections that were reviewed by a third party valuation expert, terminal growth rate and the weighted average cost of capital calculated for each acquired reporting unit based on regional specific assumptions. In accordance with ASC 350, we evaluate goodwill for possible impairment annually or more frequently if events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We evaluate the recoverability of goodwill by comparing the carrying value of each of our reporting units to their estimated fair value. We determine the fair value of each reporting unit using accepted valuation methods, including the use of discounted cash flows supplemented by market-based assessments of fair value, and measure impairment as the difference between the resulting implied fair value of goodwill and the recorded carrying value. Such fair values are significantly impacted by estimates related to current market valuations, current and future economic conditions in each of our geographical markets, and our strategic plans within each of our markets. Due to uncertainties in the estimation process and the significant volatility in demand for new housing, actual results could differ significantly from such estimates. If our expectations of future results and cash flows decrease significantly, goodwill may be impaired.

Recent Accounting Pronouncements
See Note 2.w. in our accompanying consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the year ended December 31, 2016.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  For a portion of its loan originations, CalAtlantic Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, CalAtlantic Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of December 31, 2016, CalAtlantic Mortgage had approximately $261.8 million in closed mortgage loans held for sale and $26.9 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.

CalAtlantic Mortgage also originates a portion of its mortgage loans on a non-presold basis.  When originating mortgage loans on a non-presold basis, CalAtlantic Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, CalAtlantic Mortgage enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by CalAtlantic Mortgage and financed under its mortgage credit facilities for a short period of time (typically for 30 to 45 days) before the loans are sold to third party investors.  CalAtlantic Mortgage utilizes third party hedging software to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist CalAtlantic Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner.  As of December 31, 2016, CalAtlantic Mortgage had approximately $249.0 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

The table below details the principal amount and the average interest rates for the mortgage loans held for sale, mortgage loans held for investment and outstanding debt for each category based upon the expected maturity or disposition dates.  Certain mortgage loans held for sale require periodic principal payments prior to the expected sale date.  The fair value estimates for these mortgage loans held for sale are based upon future discounted cash flows of similar type notes or quoted market prices for similar loans.  The fair value of mortgage loans held for investment is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect their estimated net realizable value of carrying the loans through disposition.  The fair value of our variable rate debt, which consists of our mortgage credit facilities, is based on quoted market prices for the same or similar instruments as of December 31, 2016.  Our fixed rate debt consists of secured project debt and other notes payable, senior notes payable and convertible senior notes payable.  The interest rates on our secured project debt and other notes payable approximate the current rates available for secured real estate financing with similar terms and maturities and, as a result, their carrying amounts approximate fair value.  The fair values of our senior notes payable and convertible senior notes payable are based on their quoted market prices as of December 31, 2016.

	Expected Maturity Date
													Estimated
December 31,	2017	2018		2019		2020		2021			Thereafter	Total	Fair Value
	(Dollars in thousands)
Assets:
Mortgage loans held for sale (1)	$261,835	$	―	$	―	$	―	$	―	$	―	$261,835	$265,542
Average interest rate	3.8%
Mortgage loans held for
investment, net	$434		$452		$472		$491		$511		$22,564	$24,924	$24,924
Average interest rate	4.1%		4.1%		4.1%		4.1%		4.1%		4.1%	4.1%

Liabilities:
Fixed rate debt	$246,958		$809,274		$268,399		$300,448		$700,000		$1,103,000	$3,428,079	$3,645,417
Average interest rate	7.9%		6.4%		0.3%		6.6%		7.5%		4.5%	5.7%

Variable rate debt	$247,427	$	―	$	―	$	―	$	―	$	―	$247,427	$247,427
Average interest rate	2.9%

Off-Balance Sheet Financial
Instruments:
Commitments to originate
mortgage loans:
Notional amount	$275,897	$	―	$	―	$	―	$	―	$	―	$275,897	$282,796
Average interest rate	3.7%

Forward sale commitments of mortgage- backed securities:
Notional amount	$244,000	$	―	$	―	$	―	$	―	$	―	$244,000	$243,763
Average interest rate	3.5%
________________
(1)	All of the amounts presented in this line item reflect the expected 2017 disposition of the loans rather than the actual scheduled maturity dates of these mortgages.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CalAtlantic Group, Inc.:
We have audited the accompanying consolidated balance sheets of CalAtlantic Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CalAtlantic Group, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CalAtlantic Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 27, 2017

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$6,354,869	$3,449,047	$2,366,754
Land sale revenues	33,171	47,364	44,424
Total revenues	6,388,040	3,496,411	2,411,178
Cost of home sales	(4,967,278)	(2,676,666)	(1,748,954)
Cost of land sales	(30,132)	(43,274)	(43,841)
Total cost of sales	(4,997,410)	(2,719,940)	(1,792,795)
Gross margin	1,390,630	776,471	618,383
Selling, general and administrative expenses	(664,459)	(390,710)	(275,861)
Income (loss) from unconsolidated joint ventures	4,057	1,966	(668)
Other income (expense)	(16,726)	(62,177)	(1,733)
Homebuilding pretax income	713,502	325,550	340,121
Financial Services:
Revenues	88,695	43,702	25,320
Expenses	(49,081)	(26,763)	(15,477)
Financial services pretax income	39,614	16,939	9,843

Income before taxes	753,116	342,489	349,964
Provision for income taxes	(268,386)	(128,980)	(134,099)
Net income	484,730	213,509	215,865
Less: Net income allocated to preferred shareholder	―	(32,997)	(51,650)
Less: Net income allocated to unvested restricted stock	(1,168)	(369)	(297)
Net income available to common stockholders	$483,562	$180,143	$163,918

Income per common share:
Basic	$4.09	$2.51	$2.94
Diluted	$3.60	$2.26	$2.68

Weighted average common shares outstanding:
Basic	118,212,740	71,713,747	55,737,548
Diluted	135,984,985	81,512,953	63,257,082

Weighted average additional common shares outstanding
if preferred shares converted to common shares	―	13,135,814	17,562,557

Total weighted average diluted common shares outstanding
if preferred shares converted to common shares	135,984,985	94,648,767	80,819,639

The accompanying notes are an integral part of these consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Net income	$484,730	$213,509	$215,865
Other comprehensive income, net of tax:
Unrealized gain (loss) on marketable securities, available for sale	(177)	5	―
Total comprehensive income	$484,553	$213,514	$215,865

The accompanying notes are an integral part of these consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$191,086	$151,076
Restricted cash	28,321	35,990
Inventories:
Owned	6,438,792	6,069,959
Not owned	66,267	83,246
Investments in unconsolidated joint ventures	127,127	132,763
Deferred income taxes, net of valuation allowance of $2,456 and $1,156 at
December 31, 2016 and 2015, respectively	330,378	396,194
Goodwill	970,185	933,360
Other assets	204,489	202,665
Total Homebuilding Assets	8,356,645	8,005,253
Financial Services:
Cash and equivalents	17,041	35,518
Restricted cash	21,710	22,914
Mortgage loans held for sale, net	262,058	325,770
Mortgage loans held for investment, net	24,924	22,704
Other assets	26,666	17,243
Total Financial Services Assets	352,399	424,149
Total Assets	$8,709,044	$8,429,402

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$211,780	$191,681
Accrued liabilities	599,905	562,690
Secured project debt and other notes payable	27,579	25,683
Senior notes payable	3,392,208	3,462,016
Total Homebuilding Liabilities	4,231,472	4,242,070
Financial Services:
Accounts payable and other liabilities	22,559	22,474
Mortgage credit facilities	247,427	303,422
Total Financial Services Liabilities	269,986	325,896
Total Liabilities	4,501,458	4,567,966

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; no shares
issued and outstanding at December 31, 2016 and 2015	―	―
Common stock, $0.01 par value; 600,000,000 shares authorized; 114,429,297 and
121,286,153 shares issued and outstanding at December 31, 2016 and 2015, respectively	1,144	1,213
Additional paid-in capital	3,204,835	3,324,328
Accumulated earnings	1,001,779	535,890
Accumulated other comprehensive income (loss), net of tax	(172)	5
Total Equity	4,207,586	3,861,436
Total Liabilities and Equity	$8,709,044	$8,429,402

The accompanying notes are an integral part of these consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2013, 2014 and 2015	Number of Preferred Shares	Preferred Stock		Number of Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)		Total Stockholders' Equity
	(Dollars in thousands)

Balance, December 31, 2013	53,565		$1	55,523,636	$555	$1,357,037	$111,367	$	―	$1,468,960
Net income	―		―	―	―	―	215,865		―	215,865
Stock issuances under employee
plans, including income tax benefits	―		―	512,602	5	20,170	―		―	20,175
Repurchase and retirement of common
stock, net of expenses	―		―	(1,008,000)	(10)	(36,771)	―		―	(36,781)
Amortization of stock-based
compensation	―		―	―	―	8,469	―		―	8,469
Balance, December 31, 2014	53,565		1	55,028,238	550	1,348,905	327,232		―	1,676,688
Net income	―		―	―	―	―	213,509		―	213,509
Other comprehensive income, net of tax	―		―	―	―	―	―		5	5
Stock issuances under employee
plans, including income tax benefits	―		―	1,350,984	13	10,237	―		―	10,250
Common stock dividends ($0.04 per share)	―		―	―	―	―	(4,851)		―	(4,851)
Repurchase and retirement of common
stock, net of expenses	―		―	(645,338)	(6)	(22,067)	―		―	(22,073)
Stock issuance in connection with merger,
net of preferred stock conversion	(53,565)		(1)	65,552,269	656	1,971,629	―		―	1,972,284
Amortization of stock-based
compensation	―		―	―	―	15,624	―		―	15,624
Balance, December 31, 2015	―		―	121,286,153	1,213	3,324,328	535,890		5	3,861,436
Net income	―		―	―	―	―	484,730		―	484,730
Other comprehensive loss, net of tax	―		―	―	―	―	―		(177)	(177)
Stock issuances under employee
plans, including income tax benefits	―		―	396,489	4	1,326	―		―	1,330
Common stock dividends ($0.16 per share)	―		―	―	―	―	(18,841)		―	(18,841)
Repurchase and retirement of common
stock, net of expenses	―		―	(7,253,345)	(73)	(232,447)	―		―	(232,520)
1.625% convertible note conversion feature
purchase accounting adjustment	―		―	―	―	93,834	―		―	93,834
Amortization of stock-based
compensation	―		―	―	―	17,794	―		―	17,794
Balance, December 31, 2016	―	$	―	114,429,297	$1,144	$3,204,835	$1,001,779		$(172)	$4,207,586

The accompanying notes are an integral part of these consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net income	$484,730	$213,509	$215,865
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
(Income) loss from unconsolidated joint ventures	(4,057)	(1,966)	668
Depreciation and amortization	61,704	41,151	27,347
Amortization of stock-based compensation	17,794	15,624	8,469
Excess tax (benefit) provision from share-based payment arrangements	460	(9,250)	(13,404)
Deferred income tax provision	(5,097)	38,636	98,998
Other operating activities	418	2,869	1,886
Changes in cash and equivalents due to:
Mortgage loans held for sale	63,649	(42,871)	(52,838)
Inventories - owned	(306,896)	(497,836)	(664,427)
Inventories - not owned	(37,728)	34,770	(33,027)
Other assets	5,697	(2,998)	4,529
Accounts payable	20,099	(89,461)	9,314
Accrued liabilities	21,541	26,462	34,223
Net cash provided by (used in) operating activities	322,314	(271,361)	(362,397)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(29,118)	(91,453)	(10,506)
Distributions of capital from unconsolidated homebuilding joint ventures	39,735	19,582	18,010
Cash acquired in connection with merger	―	268,517	―
Net cash paid for acquisitions	―	―	(33,770)
Other investing activities	(7,688)	(11,972)	(4,754)
Net cash provided by (used in) investing activities	2,929	184,674	(31,020)

Cash Flows From Financing Activities:
Change in restricted cash	8,873	652	(16,762)
Borrowing from revolving credit facility	1,433,200	852,700	―
Principal payments on revolving credit facility	(1,433,200)	(852,700)	―
Principal payments on secured project debt and other notes payable	(23,228)	(2,532)	(1,458)
Principal payments on senior notes payable	(280,000)	(29,789)	(4,971)
Proceeds from the issuance of senior notes payable	300,000	―	300,000
Payment of debt issuance costs	(2,669)	(1,016)	(6,230)
Net proceeds from (payments on) mortgage credit facilities	(55,995)	110,469	(11,454)
Repurchases of common stock	(232,520)	(22,073)	(36,781)
Common stock dividend payments	(18,841)	(4,851)	―
Issuance of common stock under employee stock plans, net of withholdings	1,330	1,000	6,771
Excess tax benefit (provision) from share-based payment arrangements	(460)	9,250	13,404
Other financing activities	(200)	(222)	―
Net cash provided by (used in) by financing activities	(303,710)	60,888	242,519

Net increase (decrease) in cash and equivalents	21,533	(25,799)	(150,898)
Cash and equivalents at beginning of year	186,594	212,393	363,291
Cash and equivalents at end of year	$208,127	$186,594	$212,393

Cash and equivalents at end of year	$208,127	$186,594	$212,393
Homebuilding restricted cash at end of year	28,321	35,990	38,222
Financial services restricted cash at end of year	21,710	22,914	1,295
Cash and equivalents and restricted cash at end of year	$258,158	$245,498	$251,910

The accompanying notes are an integral part of these consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Company Organization and Operations

Effective October 1, 2015, pursuant to the terms and conditions of the Amended and Restated Agreement and Plan of Merger (the "Merger Agreement"), dated as of June 14, 2015, between Standard Pacific Corp. ("Standard Pacific") and The Ryland Group, Inc. ("Ryland"), Ryland merged with and into Standard Pacific, with Standard Pacific continuing as the surviving corporation and changing its name to "CalAtlantic Group, Inc." ("the Company").

We are a geographically diversified builder of single-family attached and detached homes.  We also provide mortgage, title and escrow services, and are focused on providing an exceptional end-to-end homebuying experience for our customers.  Unless the context otherwise requires, the terms "we," "us," "our" and "the Company" refer to CalAtlantic Group, Inc. and its subsidiaries.

The percentages of our homes delivered by reportable segment for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
Region	2016	2015	2014
	(Unaudited)

North	21%	11%	n/a%
Southeast	28	34	38
Southwest	28	26	21
West	23	29	41
Total	100%	100%	100%

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

c. Segment Reporting

Accounting Standards Codification ("ASC") Topic 280, Segment Reporting ("ASC 280") established standards for the manner in which public enterprises report information about operating segments.  In accordance with ASC 280, we have determined that each of our four homebuilding regions and our financial services operations (consisting of our mortgage financing and title operations) are our operating segments.  Corporate is a non-operating segment.  Our four homebuilding reportable segments include: North, consisting of our operating divisions in Georgia, Delaware, Illinois, Indiana, Maryland, Minnesota, New Jersey, Pennsylvania, Virginia and Washington D.C.; Southeast, consisting of our operating divisions in Florida and the Carolinas; Southwest, consisting of our operating divisions in Texas, Colorado and Nevada; and West, consisting of our operating divisions in California and Arizona.

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

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

h. Warranty Costs

Estimated future direct warranty costs are accrued and charged to cost of sales in the period when the related homebuilding revenues are recognized.  Amounts accrued are based upon historical experience.  Indirect warranty overhead salaries and related costs are charged to cost of sales in the period incurred.  We assess the adequacy of our warranty accrual on a quarterly basis and adjust the amounts recorded if necessary.  During the years ended December 31, 2016, 2015 and 2014, we did not record any warranty adjustments.  Our warranty accrual is included in accrued liabilities in the accompanying consolidated balance sheets.  Changes in our warranty accrual are detailed in the table set forth below:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Warranty accrual, beginning of the year	$40,691	$13,584	$13,811
Warranty accrual assumed with merger	―	25,528	―
Warranty costs accrued during the year	24,092	13,803	7,550
Warranty costs paid during the year	(20,851)	(12,224)	(7,777)
Warranty accrual, end of the year	$43,932	$40,691	$13,584

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

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share amounts)
Numerator:
Net income	$484,730	$213,509	$215,865
Less: Net income allocated to preferred shareholder	―	(32,997)	(51,650)
Less: Net income allocated to unvested restricted stock	(1,168)	(369)	(297)
Net income available to common stockholders for basic
earnings per common share	483,562	180,143	163,918
Effect of dilutive securities:
Net income allocated to preferred shareholder	―	32,997	51,650
Interest on 1.625% convertible senior notes due 2018	2,059	47	n/a
Interest on 0.25% convertible senior notes due 2019	1,862	9	n/a
Interest on 1.25% convertible senior notes due 2032	1,407	898	899
Net income available to common and preferred stock for diluted
earnings per share	$488,890	$214,094	$216,467

Denominator:
Weighted average basic common shares outstanding	118,212,740	71,713,747	55,737,548
Weighted average additional common shares outstanding if preferred shares
converted to common shares (if dilutive)	―	13,135,814	17,562,557
Total weighted average common shares outstanding if preferred shares
converted to common shares	118,212,740	84,849,561	73,300,105
Effect of dilutive securities:
Share-based awards	666,928	816,459	1,256,964
1.625% convertible senior notes due 2018	7,167,960	1,804,192	n/a
0.25% convertible senior notes due 2019	3,639,150	915,985	n/a
1.25% convertible senior notes due 2032	6,298,207	6,262,570	6,262,570
Weighted average diluted shares outstanding	135,984,985	94,648,767	80,819,639

Income per share:
Basic	$4.09	$2.51	$2.94
Diluted	$3.60	$2.26	$2.68

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

k. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of unrealized gains or losses on available-for-sale marketable securities, as reported within the accompanying consolidated statements of stockholders' equity and consolidated statements of comprehensive income.  At December 31, 2016, accumulated other comprehensive income included unrealized gains of $523,000 on available-for-sale marketable securities, offset with reclassification adjustments, which represent realized gains or losses on the sales of available-for-sale marketable securities, in the amount of $695,000.  Realized gains or losses were included in homebuilding other income (expense) in the accompanying consolidated statements of operations.  Please see Note 2.u. for discussion of other comprehensive income (loss) related to derivative instruments and hedging activities.

l. Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At December 31, 2016, cash and equivalents included $150.3 million of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

At December 31, 2016, homebuilding restricted cash represented $28.3 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued.  Financial services restricted cash as of December 31, 2016

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consisted of $17.7 million held in cash collateral accounts primarily related to certain letters of credit that have been issued, $3.0 million related to our financial services subsidiary mortgage credit facilities and $1.0 million related to funds held in trust for third parties.

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

n. Mortgage Loans Held for Investment

Certain mortgage loans are classified as held for investment based on our intent and ability to hold the loans for the foreseeable future or to maturity.  Mortgage loans held for investment are recorded at their unpaid principal balance, net of discounts and premiums, unamortized net deferred loan origination costs and fees and allowance for loan losses.  Discounts, premiums, and net deferred loan origination costs and fees are amortized into income over the contractual life of the loan.  Mortgage loans held for investment are continually evaluated for collectability and, if appropriate, specific allowances are established based on estimates of collateral value.  Loans are placed on non-accrual status for first trust deeds when the loan is 90 days past due and for second trust deeds when the loan is 30 days past due, and previously accrued interest is reversed from income if deemed uncollectible.  We had allowances for loan losses for loans held for investment of $1.6 million as of December 31, 2016 and 2015.

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

p. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our homebuilding debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent projects that are actively selling or under development as well as investments in unconsolidated joint ventures.  During the years ended

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016, 2015 and 2014, our qualified assets exceeded our debt, and as a result, all of our homebuilding interest incurred during 2016, 2015 and 2014 was capitalized in accordance with ASC 835.  The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	(Dollars in thousands)

Total interest incurred		$233,225		$171,509		$153,695
Less: Interest capitalized to inventories owned		(229,200)		(169,233)		(151,962)
Less: Interest capitalized to investments in unconsolidated joint ventures		(4,025)		(2,276)		(1,733)
Interest expense	$	―	$	―	$	―

Interest previously capitalized to inventories owned, included in home cost of home sales		$170,105		$131,611		$119,422
Interest previously capitalized to inventories owned, included in land cost of land sales		$1,596		$7,770		$3,690
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures		$861	$	―		$30
Interest capitalized in ending inventories owned (1)		$365,701		$305,459		$275,607
Interest capitalized as a percentage of inventories owned		5.7%		5.0%		8.5%
Interest capitalized in ending investments in unconsolidated joint ventures (1)		$3,362		$2,941		$665
Interest capitalized as a percentage of investments in unconsolidated joint ventures		2.6%		2.2%		1.3%
________________
(1)
During the years ended December 31, 2016, 2015 and 2014, in connection with lot purchases from our joint ventures, $2.7 million, $0 and $6.0 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

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

r. Goodwill

 In accordance with ASC Topic 350, Intangibles, Goodwill and Other ("ASC 350"), we analyze goodwill on at least an annual basis through a qualitative assessment to determine whether it is necessary to perform a two-step goodwill impairment test. ASC 350 states that an entity may assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill. Such qualitative factors include: (1) macroeconomic conditions, such as a deterioration in general economic conditions, (2) industry and market considerations such as deterioration in the environment in which the entity operates, (3) cost factors such as increases in raw materials, labor costs, etc., and (4) overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings. If the qualitative analysis determines that additional impairment testing is required, the two-step impairment testing in accordance with ASC 350 would be initiated. We continually evaluate our qualitative inputs to assess whether events and circumstances have occurred that indicate the goodwill balance may not be recoverable. During 2016, we performed an analysis of qualitative factors for potential impairment of goodwill carried and determined that no impairment existed. See Note 3 for additional information related to goodwill.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

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

t. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost.  We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover the estimated costs of our self-insurance liability based on an analysis performed by an independent third party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs.   As of December 31, 2016, we present our self-insurance liability on a gross basis within accrued liabilities in the accompanying consolidated balance sheets without consideration of insurance recoveries and amounts we have paid on behalf of and expect to recover from other parties, if any.  Also effective December 31, 2016, estimated probable insurance and other recoveries are presented as receivables within other assets in the accompanying consolidated balance sheets.  Previously, these insurance and recoverable amounts were presented on a net basis within our self-insurance liability.  This change in presentation had no impact on our consolidated statements of operations or cash flows.  As a result, we reclassified the December 31, 2015 balance sheet to increase other assets and accrued liabilities by $83.9 million, reflecting the balance of probable insurance and other recoveries as receivables.  Our total insurance and litigation accruals on a gross basis as of December 31, 2016 and 2015 were $233.5 million and $209.2 million, respectively.
..
u. Derivative Instruments and Hedging Activities

We account for derivatives and certain hedging activities in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815").  ASC 815 establishes the accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded as either assets or liabilities in the consolidated balance sheets and to measure these instruments at fair value. Gains and losses resulting from changes in the fair value of derivatives are recognized in the consolidated statement of operations or recorded in accumulated other comprehensive income (loss), net of tax, and recognized in the consolidated statement of operations when the hedged item

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

affects earnings, depending on the purpose of the derivative and whether the derivative qualifies for hedge accounting treatment.

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

v. Accounting for Guarantees

We account for guarantees in accordance with the provisions of ASC Topic 460, Guarantees ("ASC 460").  Under ASC 460, recognition of a liability is recorded at its estimated fair value based on the present value of the expected contingent payments under the guarantee arrangement. The types of guarantees that we generally provide that are subject to ASC 460 generally are made to third parties on behalf of our unconsolidated homebuilding and land development joint ventures.  As of December 31, 2016, these guarantees included, but were not limited to, surety bond indemnities.

w. Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a result, for public companies, ASU 2014-09 will be effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted.  We do not plan to early adopt the guidance.  We expect to adopt the new standard under the modified retrospective approach.  Although we are still in the process of evaluating our contracts, we do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our homebuilding revenues. We are continuing to evaluate the impact the adoption of ASU 2014-09 may have on other aspects of our business and on our consolidated financial statements and disclosures.
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
In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"), which requires management to perform interim and annual assessments on whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year of the date the financial statements are issued and to provide related disclosures, if required.  The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter.  Our adoption of ASU 2014-15 did not have an effect on our financial statements and related disclosures.
In February 2015, the FASB issued ASU No. 2015-02, Amendments to the Consolidation Analysis ("ASU 2015-02"), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. Our adoption of ASU 2015-02 on January 1, 2016 did not have a material effect on our financial statements and related disclosures.
In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments ("ASU 2015-16"), which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively.  Instead, an acquirer will recognize a measurement-period adjustment

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
during the period in which it determines the amount of the adjustment, including the effect on earnings of any amounts it would have recorded in previous periods as if the accounting had been completed at the acquisition date.  Our adoption of ASU 2015-16 on January 1, 2016 did not have a material effect on our financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  ASU 2016-09 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016.  Our adoption of ASU 2016-09 is not expected to have a material effect on our financial statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18").  ASU 2016-18 provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted.  We are currently evaluating the impact adoption will have on our financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01").   ASU 2017-01 clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted.  We are currently evaluating the impact adoption will have on our financial statements.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04").  ASU 2017-04 removes the requirement to perform a hypothetical

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted.  We are currently evaluating the impact adoption will have on our financial statements.
3. Business Acquisitions

Effective October 1, 2015, pursuant to the terms and conditions of the Merger Agreement between Standard Pacific and Ryland, Ryland merged with and into Standard Pacific (the "Merger"), with Standard Pacific continuing as the surviving corporation.  At the same time: (i) Standard Pacific changed its name to "CalAtlantic Group, Inc." (the "Company") and effected a reverse stock split such that each five shares of common stock of Standard Pacific issued and outstanding immediately prior to the closing of the Merger were combined and converted into one issued and outstanding share of common stock of the Company, (ii) MP CA Homes, LLC ("MatlinPatterson"), the sole owner of the Company's outstanding Series B Preferred Stock, converted all of its preferred stock to Common Stock, and (iii) each outstanding share of Ryland common stock, stock options and restricted stock units were converted into the right to receive, or the option to acquire, as applicable, 1.0191 shares of Company common stock.  Cash was paid in lieu of all fractional shares.  The primary purpose for our merger with Ryland was to gain both geographic and product diversification and expand our reach and enhance our growth prospects across the homebuilding spectrum, from entry level to luxury.  In addition, the merger was intended to create production, purchasing and other synergies intended to result in cost savings and efficiencies.

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

Based on an evaluation of the provisions of ASC Topic 805, Business Combinations, ("ASC 805") Standard Pacific was determined to be the acquirer for accounting purposes.  Under FASB ASC Topic 805, Standard Pacific is treated as having acquired Ryland in an all-stock transaction for a total purchase price of approximately $2.0 billion.  The calculation of the total purchase price was based on the outstanding shares of Ryland common stock as of the acquisition date multiplied by the 1.0191 exchange ratio and multiplied by the Company's split-adjusted share price of $40.46 on the date of acquisition.  The purchase price also included $30.6 million of consideration representing the fair value of replacement equity awards attributable to service prior to the closing of the Merger.  The total purchase price was calculated as follows (dollars in thousands, except per share amounts):

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

During 2016, the Company completed a valuation of the 1.625% convertible senior notes assumed in the merger with Ryland and determined that the value associated with the conversion feature was $93.8 million, which is included in additional paid-in capital in the accompanying condensed consolidated balance sheet as of December 31, 2016.  In connection with the valuation of the conversion feature, the related deferred tax asset was reduced by approximately $35.9 million, with a corresponding increase in goodwill.  The $970.2 million of goodwill represents the excess of the purchase price over the fair value of assets acquired and liabilities assumed, and it is not deductible for income tax purposes.  As of the merger date, goodwill primarily consisted of the following: (i) expected production, purchasing and other synergies resulting from the merger, (ii)  savings in corporate and divisional overhead costs, (iii) the benefit of the combination of the best components of the operating practices of both legacy companies, (iv) the benefit of the combination of the best employees of each legacy company, (v) expected expanded opportunities for growth through greater geographic and customer segment diversity.  Goodwill has been allocated to the Company's four homebuilding regions that were expected to benefit from the synergies of the merger.   The allocation was based on the relative fair value of each acquired reporting unit in accordance with ASC 350. The key drivers used in the fair value calculation included 10-year regional level cash flow projections that were reviewed by a third party valuation expert, terminal growth rate and the weighted average cost of capital calculated for each acquired reporting unit based on regional specific assumptions.

Ryland's 2015 results of operations, which include homebuilding revenues of $772.3 million and net income of $1.8 million, are included in the accompanying consolidated statements of operations for the period of October 1, 2015 through December 31, 2015. Net income includes adjustments for amortization expense of the acquired intangible assets, inventory step-up and restructuring expenses.

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

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 and adjusting acquired inventory to fair value, have not been reflected in the supplemental pro forma operating results due to the impracticability of estimating such impacts.

Acquisition and integration expenses related to the Merger comprised of the following:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)

Severance and personnel costs	$2,444	$38,970
Professional service, real estate related, and other expenses	13,586	13,066
Total	$16,030	$52,036

The acquisition and integration costs are expensed as incurred and are presented in other homebuilding income (expense) within the accompanying consolidated statements of operations.

4. Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes.  In connection with the merger with Ryland, the Company experienced key personnel changes and significant growth in its operations, and as a result, the Company began to develop processes and reporting packages to manage and assess the Company's performance at a regional level.  In light of the key personnel changes, growth in operations, and the focus on regional information provided to the Company's chief operating decision maker, during 2016, we performed an assessment of our operating segments in accordance with ASC 280 and determined that each of our four homebuilding regions and financial services operations are our operating segments.  Prior to this change, in accordance with the aggregation criteria defined in ASC 280, our homebuilding divisions were grouped into four reportable segments (which were our four homebuilding regions): North, consisting of our divisions in Georgia, Delaware, Illinois, Indiana, Maryland, Minnesota, New Jersey, Pennsylvania, Virginia and Washington D.C.; Southeast, consisting of our divisions in Florida and the Carolinas; Southwest, consisting of our divisions in Texas, Colorado and Nevada; and West, consisting of our divisions in California and Arizona.  As such, current period segment information is presented consistent with prior periods.

Our mortgage financing operation provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title, escrow and insurance subsidiaries provide title, escrow and insurance services to homebuyers in many of our markets.  Our mortgage financing, title, escrow and insurance services operations are included in our financial services reportable segment, which is separately reported in our consolidated financial statements under "Financial Services."

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

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment financial information relating to the Company's homebuilding operations was as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Homebuilding revenues:
North	$1,017,063	$262,988	$	n/a
Southeast	1,559,345	988,773		672,776
Southwest	1,659,477	889,496		495,008
West	2,152,155	1,355,154		1,243,394
Total homebuilding revenues	$6,388,040	$3,496,411		$2,411,178

Homebuilding pretax income (1):
North	$80,498	$5,556	$	n/a
Southeast	130,656	69,726		66,232
Southwest	165,694	70,851		48,958
West	336,654	179,417		224,931
Total homebuilding pretax income	$713,502	$325,550		$340,121

Homebuilding income (loss) from unconsolidated joint ventures:
North	$588	$78	$	n/a
Southeast	435	219		119
Southwest	1,019	159		28
West	2,015	1,510		(815)
Total homebuilding income (loss) from unconsolidated joint ventures	$4,057	$1,966		$(668)
________________
(1)
Homebuilding pretax income includes depreciation and amortization expense of $6.5 million, $16.0 million, $12.1 million and $27.0 million in the North, Southeast, Southwest and West, respectively, for the year ended December 31, 2016; $1.5 million, $10.1 million, $6.6 million and $22.8 million in the North, Southeast, Southwest and West, respectively, for the year ended December 31, 2015; and $0 million, $6.5 million, $4.0 million and $16.7 million in the North, Southeast, Southwest and West, respectively, for the year ended December 31, 2014.

Segment financial information relating to the Company's homebuilding assets was as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Homebuilding assets:
North	$1,181,544	$732,689
Southeast	2,253,289	1,766,241
Southwest	1,842,869	1,470,654
West	2,500,163	2,357,597
Corporate (1)	578,780	1,678,072
Total homebuilding assets	$8,356,645	$8,005,253

Homebuilding investments in unconsolidated joint ventures:
North	$5,691	$5,634
Southeast	334	313
Southwest	6,085	5,594
West	115,017	121,222
Total homebuilding investments in unconsolidated joint ventures	$127,127	$132,763
________________
(1)
The assets in our Corporate Segment include cash and cash equivalents and our deferred tax asset, and at December 31, 2015 included $0.9 billion of goodwill recorded in connection with our merger with Ryland.  During the 2016 second quarter, recorded goodwill was allocated to the Company's reporting units (as of December 31, 2016, approximately $0.3 billion was included in each of the North, Southeast and Southwest segments, and approximately $0.1 billion was included in the West segment).

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Marketable Securities, Available-for-sale

The Company's investment portfolio includes mainly municipal debt securities and metropolitan district bond securities, which are included in homebuilding other assets in the accompanying consolidated balance sheets. As defined in ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), the Company considers its investment portfolio to be available-for-sale. Accordingly, these investments are recorded at their fair values. The cost of securities sold is based on an average-cost basis. Unrealized gains and losses on these investments are included in accumulated other comprehensive income (loss), net of tax within the accompanying consolidated balance sheet.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. At December 31, 2016, the Company believed that the cost bases for its available-for-sale securities were recoverable in all material respects.

For the year ended December 31, 2016, net realized earnings associated with the Company's investment portfolio, which included interest, dividends and net realized gains on sales of marketable securities, totaled $695,000.  These earnings were included in homebuilding other income (expense) within the accompanying consolidated statements of operations.  Realized gains or losses on the sales of marketable securities were included as reclassification adjustments, which are a component of other comprehensive income. See Note 2.k. for further discussion.

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

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	December 31, 2016			December 31, 2015
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Gains	Estimated Fair Value
	(Dollars in thousands)
Type of security:
Municipal bond and metropolitan district securities	$18,563	$(465)	$18,098	$19,439	$5	$19,444

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

December 31, 2016
(Dollars in thousands)
Contractual maturity:
Maturing in one year or less	$ ―
Maturing after three years	18,098
Total marketable securities, available-for-sale	$18,098

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	December 31, 2016
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development (1)	$445,245	$1,177,646	$594,585	$1,410,264	$3,627,740
Homes completed and under construction	327,421	585,938	710,509	680,241	2,304,109
Model homes	79,306	132,968	116,575	178,094	506,943
Total inventories owned	$851,972	$1,896,552	$1,421,669	$2,268,599	$6,438,792

	December 31, 2015
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development (1)	$370,584	$1,169,350	$687,792	$1,318,563	$3,546,289
Homes completed and under construction	266,967	464,668	599,183	708,779	2,039,597
Model homes	66,100	119,283	113,549	185,141	484,073
Total inventories owned	$703,651	$1,753,301	$1,400,524	$2,212,483	$6,069,959
________________
(1)
During the year ended December 31, 2016, we purchased $960.8 million of land (13,566 homesites), of which 25% (based on homesites) were located in the North, 25% in the Southeast, 24% in the Southwest, and 26% in the West.  During the year ended December 31, 2015, we purchased $515.3 million of land (6,631 homesites) and acquired an additional 40,245 homesites as a result of the merger with Ryland. The homesites we purchased during 2015, other than through the merger, were located as follows: 12% (based on homesites) were located in the North, 39% in the Southeast, 18% in the Southwest, and 31% in the West.  Disclosures of homesite count, including the percentage of homesites located within a specific region, included in these notes to consolidated financial statements are presented on an unaudited basis.

In accordance with ASC 360, we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a community under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of December 31, 2016, 2015 and 2014, the total active and future projects that we owned were 797, 903 and 368, respectively.  During the years ended December 31, 2016, 2015 and 2014, we reviewed all projects for indicators of impairment and based on our review, we did not record any inventory impairments during these periods.

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

b. Inventories Not Owned

Inventories not owned as of December 31, 2016 and December 31, 2015 consisted of land purchase and lot option deposits outstanding at the end of each period, and purchase price allocated to lot option contracts assumed in connection with business acquisitions. Under ASC 810, a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

The table set forth below summarizes the combined statements of operations for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	Year December 31,
	2016	2015	2014
	(Dollars in thousands)
	(Unaudited)

Revenues	$32,422	$43,806	$39,898
Cost of sales and expenses	(3,173)	(33,587)	(47,519)
Income (loss) of unconsolidated joint ventures	$29,249	$10,219	$(7,621)
Income (loss) from unconsolidated joint ventures reflected in the
accompanying consolidated statements of operations	$4,057	$1,966	$(668)

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

During the years ended December 31, 2016, 2015 and 2014, all of our unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, during the year ended December 31, 2016, we recorded a $1.0 million impairment charge related to one joint venture in the West.  No joint venture communities were determined to be impaired for the years ended December 31, 2015 or 2014.

The table set forth below summarizes the combined balance sheets for our unconsolidated land development and homebuilding joint ventures that we accounted for under the equity method:

	December 31,
	2016	2015
	(Dollars in thousands)
	(Unaudited)
Assets:
Cash	$23,785	$34,893
Inventories	541,191	510,502
Other assets	26,292	14,540
Total assets	$591,268	$559,935

Liabilities and Equity:
Accounts payable and accrued liabilities	$28,947	$26,571
Bank debt	31,007	33,704
CalAtlantic equity	140,387	130,750
Other members' equity	390,927	368,910
Total liabilities and equity	$591,268	$559,935

Investments in unconsolidated joint ventures reflected in
the accompanying consolidated balance sheets	$127,127	$132,763

In some cases our net investment in these unconsolidated joint ventures is not equal to our proportionate share of equity reflected in the table above primarily because of differences between asset impairments that we recorded in prior periods against our joint venture investments and the impairments recorded by the applicable joint venture.  Our investments in unconsolidated joint ventures also included approximately $3.4 million and $2.9 million of homebuilding interest capitalized to investments in unconsolidated joint ventures as of December 31, 2016 and 2015, respectively, which capitalized interest is not included in the combined balance sheets above.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our investments in these unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of December 31, 2016, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs, or, if they were a VIE, we were not deemed to be the primary beneficiary.

8. Homebuilding Indebtedness

a. Letter of Credit Facilities

As of December 31, 2016, in addition to our $350 million letter of credit sublimit under our Revolving Facility, we were party to four committed letter of credit facilities totaling $48 million, of which $26.7 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from January 2017 to October 2017.  As of December 31, 2016, these facilities were secured by cash collateral deposits of $27.1 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

As of the date of this filing, we are working with one financial institution to extend the letter of credit facility which matured in January 2017 with a commitment amount of $15 million, of which $7.2 million of letters of credit remain outstanding.

b. Senior Notes Payable

Senior notes payable, consist of the following at:

	December 31,
	2016		2015
	(Dollars in thousands)
10.75% Senior Notes due September 2016	$	―	$275,845
8.4% Senior Notes due May 2017		235,175	248,975
8.375% Senior Notes due May 2018		574,501	574,058
1.625% Convertible Senior Notes due May 2018		220,236	301,754
0.25% Convertible Senior Notes due June 2019		253,777	248,098
6.625% Senior Notes due May 2020		319,909	325,882
8.375% Senior Notes due January 2021		395,246	394,152
6.25% Senior Notes due December 2021		297,623	297,148
5.375% Senior Notes due October 2022		249,230	249,096
5.875% Senior Notes due November 2024		296,982	296,598
5.25% Senior Notes due June 2026		297,483	―
1.25% Convertible Senior Notes due August 2032		252,046	250,410
		$3,392,208	$3,462,016

The carrying amount of the senior notes listed above are net of any discounts, premiums and debt issuance costs that are amortized to interest costs over the respective terms of the notes.

The Company's 1.625% Convertible Senior Notes due 2018 (the "1.625% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes bear interest at a rate of 1.625% per year and will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8576 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.39 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 (the "0.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes bear interest at a rate of 0.25% per year and will mature on June 1, 2019, unless earlier converted,

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.6043 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.51 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 (the "1.25% Convertible Notes") are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.25% Convertible Notes bear interest at a rate of 1.25% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.8941 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.17 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.

Our senior notes payable are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our Convertible Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants, including, but not limited to, a limitation on secured indebtedness and a restriction on sale leaseback transactions.  As of December 31, 2016, we were in compliance with the covenants required by our senior notes.

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

c. Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At December 31, 2016, we had approximately $27.6 million outstanding in secured project debt and other notes payable.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

d. Borrowings and Maturities

The principal amount of maturities of senior and convertible senior notes payable, and secured project debt and other notes payable are as follows:

Year Ended December 31,
(Dollars in thousands)

2017	$246,958
2018	809,274
2019	268,399
2020	300,448
2021	700,000
Thereafter	1,103,000
Total principal amount	3,428,079
Less: Net (discount) premium	5,525
Less: Debt issuance costs	(13,817)
Total homebuilding debt	$3,419,787

The weighted average interest rate of our borrowings outstanding under our revolving credit facility, senior and convertible senior notes payable, secured project debt and other notes payable as of December 31, 2016, 2015 and 2014, was 5.7%, 6.1%, and 7.2%, respectively.

e. Revolving Credit Facility
As of December 31, 2016, we were party to a $750 million unsecured revolving credit facility (the "Revolving Facility"), $350 million of which is available for letters of credit, which matures in October 2019.  The Revolving Facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 0.77% at December 31, 2016) plus 1.75%, or (ii) Prime (3.75% at December 31, 2016) plus 0.75%.
In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  We were in compliance with all of the Revolving Facility covenants as of December 31, 2016. The Revolving Facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On December, 2016, we had no borrowings outstanding under the facility and had outstanding letters of credit issued under the facility totaling $112.1 million, leaving $637.9 million available under the facility to be drawn.
9. Preferred Stock
Prior to our merger with Ryland, MatlinPatterson held all of the outstanding shares of Company Series B Preferred Stock and 126.4 million shares of Company common stock, which, together, represented approximately 59% of the total number of shares of Company common stock issued and outstanding on an if-converted basis.  Immediately following the merger, MatlinPatterson converted all of their shares of preferred stock into 17.6 million shares of Company common stock.  As of December 31, 2016, MatlinPatterson held 42.8 million shares (approximately 37%) of the Company's outstanding common stock and no shares of preferred stock.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Mortgage Credit Facility

At December 31, 2016, we had $247.4 million outstanding under our mortgage financing subsidiary's mortgage credit facility.  This mortgage credit facility consisted of a $300 million uncommitted repurchase facility with one lender, maturing in April 2017. This facility requires our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.0 million as of December 31, 2016, and also contains financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of December 31, 2016, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in this facility.

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

• Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments measured at fair value on a recurring basis:

		Fair Value at December 31,
Description	Fair Value Hierarchy	2016	2015
		(Dollars in thousands)
Marketable securities, available-for-sale
Municipal debt securities	Level 2	$9,387	$9,734
Metropolitan district bond securities	Level 3	$8,711	$9,710
Mortgage loans held for sale	Level 2	$265,542	$328,835

Marketable Securities, Available-for-sale

Marketable securities that are available-for-sale are comprised mainly of municipal debt securities and metropolitan district bond securities.  The Company's municipal debt securities are valued based on quoted market prices of similar instruments and the metropolitan district bond securities are based on a discounted future cash flow model, which uses Level 3 inputs.  The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as homes drive increases to the taxpaying base for the metro district, (2) the forecasted assessed value of those closed homes and (3) the discount rate.  As of December 31, 2016 and 2015, the unobservable inputs to the cash flow model used to determine the fair value of the metropolitan district bond securities included an average selling price of homes of approximately $400 thousand and discount rates ranging from 5% to 12%. An increase in the average selling price or decrease in the discount rate would result in an increase the fair value of these securities, while a decrease in the average selling price or increase in the discount rate would result in a decrease in the fair value.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans held for sale

Mortgage loans held for sale consist of FHA, VA, USDA and agency first mortgages on single-family residences which are eligible for sale to FNMA/FHLMC, GNMA or other investors, as applicable.  Fair values of these loans are based on quoted prices from third party investors when preselling loans.

Financial instruments for which we have not elected the fair value option in accordance with ASC 825:

		December 31, 2016		December 31, 2015
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$24,924	$24,924	$22,704	$22,704
Homebuilding liabilities:
Senior and convertible senior notes payable, net	Level 2	$3,392,208	$3,617,838	$3,462,016	$3,675,276

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

The fair value of our cash and equivalents, restricted cash, accounts payable and other liabilities, secured project debt and other notes payable, revolving credit facility, and mortgage credit facility approximate their carrying amounts due to the short-term nature of these assets and liabilities.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At December 31, 2016, we had non-refundable cash deposits outstanding of approximately $59.9 million and capitalized pre-acquisition and other development and construction costs of approximately $13.1 million relating to land purchase and option contracts having a total remaining purchase price of approximately $744.7 million.

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

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of December 31, 2016, we held ownership interests in 27 homebuilding and land development joint ventures, of which 13 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $31.0 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2017.  At December 31, 2016, we had no joint venture surety bonds outstanding.

c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our communities.  At December 31, 2016, we had approximately $892.1 million in surety bonds outstanding, with respect to which we had an estimated $445.1 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  CalAtlantic Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $275.9 million at December 31, 2016 and carried a weighted average interest rate of approximately 3.7%.  Interest rate risks related to these obligations are mitigated by CalAtlantic Mortgage through the preselling of loans to investors or through its interest rate hedging program.  As of December 31, 2016, CalAtlantic Mortgage had approximately $261.8 million in closed mortgage loans held for sale and $26.9 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.  In addition, as of December 31, 2016, CalAtlantic Mortgage had approximately $249.0 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, substantially all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

Substantially all of the loans originated by CalAtlantic Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to CalAtlantic Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  During the years ended December 31, 2016, 2015 and 2014, CalAtlantic Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.1 million, $0.3 million and $0.5 million, respectively.  As of December 31, 2016 and 2015, CalAtlantic Mortgage had indemnity and repurchase allowances related to loans sold of approximately $3.6 million and $3.9 million, respectively.  In addition, during the years ended December 31, 2016, 2015 and 2014, CalAtlantic Mortgage made make-whole payments totaling approximately $0.4 million, $0.1 million and $0.5 million, respectively.

e. Insurance and Litigation Accruals

We are involved in various litigation and legal claims arising in the ordinary course of business and have established insurance and litigation accruals for estimated future claim costs (please see Note 2.t. for further discussion).

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f. Operating Leases

We lease office facilities and certain equipment under noncancelable operating leases. Future minimum rental payments under these leases having an initial term in excess of one year as of December 31, 2016 are as follows:

Year Ended December 31,
(Dollars in thousands)

2017	$10,104
2018	8,886
2019	7,575
2020	5,643
2021	3,910
Thereafter	4,834
Total rental obligations	$40,952

Rent expense under noncancelable operating leases, net of sublease income, for each of the years ended December 31, 2016, 2015 and 2014 was approximately $10.8 million, $6.5 million and $4.4 million, respectively.

13. Income Taxes

The (provision) benefit for income taxes includes the following components:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current (provision) benefit for income taxes:
Federal	$(223,605)	$(83,541)	$(28,942)
State	(16,470)	(6,803)	(6,159)
	(240,075)	(90,344)	(35,101)
Deferred (provision) benefit for income taxes:
Federal	(6,128)	(24,395)	(84,704)
State	(22,183)	(14,241)	(14,294)
	(28,311)	(38,636)	(98,998)
(Provision) benefit for income taxes	$(268,386)	$(128,980)	$(134,099)

The components of our net deferred income tax asset are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Inventory valuation adjustments	$73,353	$98,141
Financial accruals	106,862	129,120
Federal net operating loss carryforwards	92,043	97,507
State net operating loss carryforwards	45,607	60,739
Tax credit carryforwards	2,347	1,246
Goodwill impairment charges	3,396	4,287
Other, net	9,226	6,310
Total deferred tax asset	332,834	397,350
Less: Valuation allowance	(2,456)	(1,156)
Net deferred tax asset	$330,378	$396,194

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2016, we had a $332.8 million deferred tax asset which was partially offset by a deferred tax asset valuation allowance of $2.5 million related to state net operating loss carryforwards that are not more likely than not to be realized.  In addition, as of such date, $103.9 million (or approximately $263.0 million and $285.7 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to the Internal Revenue Code Section 382 ("Section 382") gross annual deduction limitation of $15.6 million for both federal and state purposes. Additionally, $21.7 million, (or approximately $798.1 million of our state deferred tax assets on a gross basis) of our state deferred tax assets related to net operating losses is subject to Section 382 limitations resulting from our October 1, 2015 merger with Ryland.  The remaining $12.0 million (or approximately $168.5 million of state net operating loss carryforwards on a gross basis) represents state net operating loss carryforwards that are not limited by Section 382.  Our gross federal and state net operating loss carryforwards of approximately $263.0 million and $1.3 billion, respectively, if unused, will begin to expire in 2028 and 2020, respectively.  The remaining deferred tax asset balance of $195.1 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.

As of December 31, 2015, we had a $397.4 million deferred tax asset which was partially offset by a deferred tax asset valuation allowance of $1.2 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  In addition, as of such date, $112.6 million (or approximately $278.6 million and $263.1 million, respectively, of federal and state net operating loss carryforwards on a gross basis) of our deferred tax asset related to net operating loss carryforwards is subject to the Internal Revenue Code Section 382 ("Section 382") gross annual deduction limitation of $15.6 million for both federal and state purposes.  The remaining $45.6 million represents state net operating loss carryforwards that are not limited by Section 382.  Our gross federal and state net operating loss carryforwards of approximately $278.6 million and $1.2 billion, respectively, if unused, will begin to expire in 2028 and 2016, respectively.  The remaining deferred tax asset represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.

Our 2016 provision for income taxes was $268.4 million related primarily to our $753.1 million of pretax income.  The effective tax rate differs from the federal statutory rate of 35% due to the following items:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Income before taxes	$753,116	$342,489	$349,964
(Provision) benefit for income taxes at federal statutory rate	$(263,591)	$(119,871)	$(122,488)
(Increases) decreases in tax resulting from:
State income taxes, net of federal benefit	(24,649)	(11,680)	(12,961)
Net deferred tax asset valuation (allowance) benefit	(371)	1,405	2,030
(Increases) decreases in liability for unrecognized tax benefits	(466)	(1,611)	(1,605)
Nondeductible expenses and credits	364	(2,164)	―
Domestic production activities deduction	18,324	6,150	1,562
Other, net	2,003	(1,209)	(637)
(Provision) benefit for income taxes	$(268,386)	$(128,980)	$(134,099)
Effective tax rate	35.6%	37.7%	38.3%

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2016, our liability for unrecognized tax benefits was $12.1 million, of which $7.9 million, if recognized, would affect our effective tax rate.  Our liabilities for unrecognized tax benefits are included in accrued liabilities on the accompanying consolidated balance sheets.  We classify estimated interest expense and penalties related to unrecognized tax benefits in our provision for income taxes. As of December 31, 2016 and 2015, accrued interest and penalties related to unrecognized benefits was $1.4 million and $1.3 million, respectively. During 2016, 2015, and 2014 we accrued interest and penalties of $0.1 million, $1.0 million and $0.3 million, respectively.  A reconciliation of the beginning and ending amount of gross unrecognized tax benefits, excluding accrued interest, is as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Balance, beginning of the year	$10,631	$2,536	$472
Assumed with Ryland merger	―	6,182	―
Changes based on tax positions related to the current year	2,256	2,060	1,567
Changes for tax position in prior years	―	―	497
Reductions due to lapse of statute of limitations	(761)	(147)	―
Settlements	―	―	―
Balance, end of the year	$12,126	$10,631	$2,536

We do not expect a significant change in the liability for unrecognized tax benefits during the next twelve months.  In addition, as of December 31, 2016, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2011 through 2016.

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

During the years ended December 31, 2015 and 2014, we granted 2.2 million and 1.3 million capped stock appreciation rights, respectively, to our officers and key employees.  There were no grants of capped stock appreciation rights during 2016.  The 2015 and 2014 capped stock appreciation rights have a grant price equal to the Company's common stock closing price on the issuance date, with the value per share of the award capped at $20.00 above the grant price.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of stock option and stock appreciation rights activity relating to our three plans on a combined basis for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	4,900,617	$33.83	4,418,308	$29.19	3,956,373	$27.70
Granted	―	―	2,167,150	34.32	1,303,054	39.50
Exercised	(408,839)	18.61	(1,287,216)	14.17	(524,185)	18.20
Canceled	(484,611)	41.34	(397,625)	48.61	(316,934)	71.20

Outstanding, end of year	4,007,167	$34.47	4,900,617	$33.83	4,418,308	$29.19

Exercisable at end of year	2,789,384	$33.32	2,554,114	$28.90	1,952,477	$19.90

Available for future grant	8,650,219		9,061,407		10,246,013

At December 31, 2016, 3,853,751 stock options and stock appreciation rights were vested or expected to vest in the future with a weighted average exercise price of $34.19 and a weighted average expected life of 1.93 years.  During the years ended December 31, 2016, 2015 and 2014, the total fair value of stock options and stock appreciation rights vested was $3.2 million, $5.0 million and $2.5 million, respectively.  The total intrinsic value of stock options and stock appreciation rights exercised during the years ended December 31, 2016, 2015 and 2014 was $5.7 million, $37.5 million and $12.6 million, respectively.  The intrinsic value of options exercised is the difference between the fair market value of the Company's common stock on the date of exercise and the exercise price.

The following table summarizes information about stock options and stock appreciation rights outstanding and exercisable at December 31, 2016:

Outstanding					Exercisable
Exercise Prices		Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares	Weighted Average Exercise Price
Low	High
$17.88	$21.45	1,284,466	$19.99	0.97	1,010,466	$19.99
$28.35	$41.16	1,032,006	$38.86	3.16	539,446	$38.86
$41.95	$46.45	1,690,695	$42.79	2.04	1,239,472	$42.79

As of December 31, 2016, the total intrinsic value of stock options and stock appreciation rights outstanding was $18.1 million, of which $14.6 million related to stock options and stock appreciation rights exercisable, and the total intrinsic value of stock options and stock appreciation rights vested and expected to vest in the future was $18.1 million.  The intrinsic value of these stock options and stock appreciation rights outstanding, is the difference between the fair market value of the Company's common stock on the last trading day of fiscal 2016 and the exercise price.

The fair value of each stock appreciation right granted during December 31, 2015 and 2014 was estimated using the following weighted average assumptions:

	2015	2014

Dividend yield	0.00%	0.00%
Expected volatility	40.89%	48.44%
Risk-free interest rate	0.93%	0.95%
Expected life	3.5 years	3.5 years

Based on the above assumptions, the weighted average per share fair value of stock appreciation rights granted during the years ended December 31, 2015 and 2014, was $5.30 and $4.95, respectively.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards.  During the years ended December 31, 2016, 2015 and 2014, we issued shares of restricted common stock to our officers and key employees which vest in three equal installments on each of the first three anniversaries of the issuance date.  Compensation expense for these awards is being recognized using the straight-line method over the vesting period.

The following is a summary of unvested restricted stock activity for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	195,027	$41.08	154,143	$37.55	107,706	$33.60
Granted	329,198	33.16	133,616	41.89	94,590	39.20
Vested	(84,044)	40.96	(82,293)	35.75	(42,310)	31.60
Canceled	(9,363)	37.03	(10,439)	41.26	(5,843)	33.65
Outstanding, end of year	430,818	$35.14	195,027	$41.08	154,143	$37.55

Performance Share Awards.  During the years ended December 31, 2016, 2015 and 2014, we granted performance share awards to our officers and key employees for which the number of performance share awards ultimately issued will be based on the Company's actual earnings per share or revenue growth.  The 2016 awards ("2016 PSAs") include payouts at 1-2 times the target number of shares based on actual revenue growth for the years 2016-2018, subject to a minimum revenue growth threshold.  The 2015 awards ("2015 PSAs") include payouts at 1-3 times the target number of shares based on actual revenue growth for the years 2016-2017, subject to a minimum revenue growth threshold.  The 2014 awards ("2014 PSAs") include payouts at 1-4 times the target number of shares based on actual earnings per share for the year ended December 31, 2016, subject to a minimum earnings per share threshold.  We evaluate the probability of achieving the performance targets established under each of the performance share awards quarterly and estimate the number of shares underlying the performance share awards that are probable of being issued.  Compensation expense for these awards is being recognized using the straight-line method over the requisite service period, subject to cumulative catch-up adjustments required as a result of changes in the number shares probable of being issued.  Additionally, during the years ended December 31, 2016, 2015 and 2014, we granted performance share awards to our officers and key employees for which the number of performance share awards ultimately issued will be based on the Company's relative total shareholder return ("TSR") performance over a three-year period from 2016-2018 ("2016 TSR PSAs"), 2015-2017 ("2015 TSR PSAs") and 2014-2016 ("2014 TSR PSAs"), in comparison to the TSR performance of a comparative peer group selected by our Compensation Committee.  The 2016 TSR PSAs include payouts at 1-2 times the target number of shares based on actual TSR performance, the 2015 TSR PSAs include payouts at 1-3 times the target number of shares based on actual TSR performance, and the 2014 TSR PSAs include payouts at 1-4 times the target number of shares based on actual TSR performance, all subject to minimum TSR thresholds.  Compensation expense for these awards is being recognized using the straight-line method over the requisite service period.

The following is a summary of performance share award activity for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value

Outstanding, beginning of year	198,759	$47.63	166,031	$36.20	120,448	$29.05
Granted	319,798	30.36	348,756	30.46	45,583	55.05
Vested	(50,429)	41.95	(316,028)	22.68	―	―
Canceled	―	―	―	―	―	―
Outstanding, end of year	468,128	$36.45	198,759	$47.63	166,031	$36.20

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Stock-Based Awards.  During the years ended December 31, 2016, 2015 and 2014, we issued 22,710 shares, 13,498 shares and 12,174 shares, respectively, of unrestricted common stock to our independent directors (excluding directors appointed by MatlinPatterson who did not receive any stock awards).

Total compensation expense recognized related to stock-based compensation was as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)

Stock options and stock appreciation rights	$3,309	$8,709	$3,618
Unrestricted stock grants	780	555	480
Restricted stock grants	4,359	3,261	1,842
Performance share awards	9,346	3,099	2,529
Total	$17,794	$15,624	$8,469

Total unrecognized compensation expense related to stock-based compensation was as follows:

	As of December 31,
	2016		2015		2014
	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period	Unrecognized Expense	Weighted Average Period
	(Dollars in thousands)

Unvested stock options and stock appreciation rights	$3,255	1.3 years	$7,216	2.1 years	$6,777	2.1 years
Unvested restricted stock grants	11,146	2.2 years	5,850	2.1 years	4,090	2.1 years
Unvested performance share awards	13,409	2.0 years	5,117	2.0 years	3,267	1.7 years
Total unrecognized compensation expense	$27,810	2.0 years	$18,183	2.0 years	$14,134	2.0 years

b. Employee Benefit Plan

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code.  Each employee may elect to make before-tax contributions up to the current tax limits.  The Company matches employee contributions up to $7,000 per employee per year.  The Company provides this plan to help its employees save a portion of their cash compensation for retirement in a tax efficient environment.  Our contributions to the plan for the years ended December 31, 2016, 2015 and 2014, were $10.2 million, $4.7 million and $3.6 million, respectively.

15.  Stockholder Rights Plan

On October 30, 2014, we entered into Amendment No. 1 to Amended and Restated Rights Agreement ("Amendment No. 1") with Computershare Inc. (as successor in interest to Mellon Investor Services LLC), as Rights Agent, which amended our Amended and Restated Rights Agreement, dated as of December 20, 2011, (the "Rights Agreement").  The Rights Agreement and the rights issued thereunder were scheduled to expire on December 31, 2016.  Amendment No. 1 extended the expiration date of each right issued pursuant to the Rights Agreement to December 31, 2017, revised the definition of beneficial ownership to capture ownership through derivative contracts and contained certain other clarifying and technical amendments.  The Rights Agreement amended and restated in its entirety the Company's rights agreement, which had been effective since December 31, 2001 (as in effect prior to December 20, 2011, the "Original Rights Agreement").  Under the Original Rights Agreement, one preferred stock purchase right was granted for each share of outstanding common stock of CalAtlantic payable to holders of record on December 31, 2001, and all subsequently issued shares of our common stock.  Each right entitles the holder, in certain situations where a person acquires beneficial ownership of 15% or more of our common stock, as described in the Rights Agreement, and upon paying the exercise price (currently $100.00), to purchase common stock or other securities having a market value equal to two times the exercise price.  Also, after any such acquisition of 15% of our common stock, if we merge with another corporation, or if 50% or more of our assets are sold, the rights holders may be entitled, upon payment of the exercise price, to buy common shares of the acquiring party at a 50% discount from the then-current market value.  In either situation, the rights are not exercisable by the acquiring party.  Until the occurrence of certain events described in the Rights Agreement, the rights may be terminated at any time or redeemed at the rate of $0.005 per right and the Rights Agreement amended by CalAtlantic's Board of Directors including, if it believes a

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

proposed acquisition to be in the best interests of our stockholders.  As provided in the Original Rights Agreement, under the Rights Agreement, MP CA Homes, LLC and its affiliates generally will not be deemed an acquiring party under the Rights Agreement.  The rights will expire on December 31, 2017, unless earlier terminated, redeemed or exchanged.  Initially the rights trade with our common stock and are not exercisable, however, if the rights are separated from the common shares, the rights expire three years from the date of such separation.

16. Results of Quarterly Operations (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(Dollars in thousands, except per share amounts)
2016:
Revenues	$1,203,235	$1,598,901	$1,692,391	$1,982,208	$6,476,735
Homebuilding gross margin	$247,188	$341,357	$374,692	$427,393	$1,390,630
Net income	$72,661	$112,760	$132,348	$166,961	$484,730
Basic income per common share	$0.60	$0.95	$1.12	$1.44	$4.09
Diluted income per common share	$0.52	$0.83	$0.97	$1.25	$3.60

2015:
Revenues	$475,671	$707,044	$659,200	$1,698,198	$3,540,113
Homebuilding gross margin	$114,105	$171,941	$159,756	$330,669	$776,471
Net income	$31,605	$57,198	$47,177	$77,529	$213,509
Basic income per common share	$0.45	$0.80	$0.65	$0.64	$2.51
Diluted income per common share	$0.40	$0.70	$0.59	$0.56	$2.26
________________
(1)	Per share amounts do not add across due to rounding differences in quarterly amounts and due to the impact of differences between the quarterly and annual weighted average share calculations.

17. Supplemental Disclosure to Consolidated Statements of Cash Flows

The following are supplemental disclosures to the consolidated statements of cash flows:

	Year Ended December 31,
	2016		2015		2014
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest		$220,198		$180,536		$141,527
Income taxes		$226,959		$81,949		$7,297

Supplemental Disclosure of Noncash Activities:
Increase in assets in connection with merger	$	―		$2,798,739	$	―
Liabilities assumed in connection with business combinations	$	―		$2,028,332		$3,659
Increase in secured project debt related to seller financed inventory purchases		$25,124	$	―	$	―
Changes in inventories not owned		$18,550		$34,589		$14,074
Changes in liabilities from inventories not owned		$18,550		$17,099		$14,074

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

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Year Ended December 31, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$2,674,122	$2,629,329	$1,084,589	$	―	$6,388,040
Cost of sales	(2,131,342)	(2,099,621)	(766,447)		―	(4,997,410)
Gross margin	542,780	529,708	318,142		―	1,390,630
Selling, general and administrative expenses	(278,972)	(310,492)	(74,995)		―	(664,459)
Income (loss) from unconsolidated joint ventures	355	594	3,108		―	4,057
Equity income of subsidiaries	330,815	―	―		(330,815)	―
Interest income (expense), net	4,708	(3,578)	(1,130)		―	―
Other income (expense)	(15,238)	(2,064)	576		―	(16,726)
Homebuilding pretax income	584,448	214,168	245,701		(330,815)	713,502
Financial Services:
Financial services pretax income	―	―	39,614		―	39,614
Income before taxes	584,448	214,168	285,315		(330,815)	753,116
Provision for income taxes	(99,718)	(92,267)	(76,401)		―	(268,386)
Net income	$484,730	$121,901	$208,914		$(330,815)	$484,730

	Year Ended December 31, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments	Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,234,750	$1,500,676	$787,707	$(26,722)	$3,496,411
Cost of sales	(989,834)	(1,194,605)	(562,223)	26,722	(2,719,940)
Gross margin	244,916	306,071	225,484	―	776,471
Selling, general and administrative expenses	(145,458)	(185,779)	(59,473)	―	(390,710)
Income (loss) from unconsolidated joint ventures	540	269	1,157	―	1,966
Equity income of subsidiaries	201,261	―	―	(201,261)	―
Interest income (expense), net	12,388	(9,374)	(3,014)	―	―
Other income (expense)	(57,629)	(2,678)	(1,870)	―	(62,177)
Homebuilding pretax income	256,018	108,509	162,284	(201,261)	325,550
Financial Services:
Financial services pretax income	―	―	16,939	―	16,939
Income before taxes	256,018	108,509	179,223	(201,261)	342,489
Provision for income taxes	(42,509)	(49,512)	(36,959)	―	(128,980)
Net income	$213,509	$58,997	$142,264	$(201,261)	$213,509

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

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$105,261	$38,211	$47,614	$	―	$191,086
Restricted cash	―	―	28,321		―	28,321
Intercompany receivables	2,045,773	―	334,926		(2,380,699)	―
Inventories:
Owned	2,825,234	2,277,840	1,335,718		―	6,438,792
Not owned	30,953	32,596	2,718		―	66,267
Investments in unconsolidated joint ventures	4,469	4,923	117,735		―	127,127
Investments in subsidiaries	1,954,418	―	―		(1,954,418)	―
Deferred income taxes, net	337,021	―	―		(6,643)	330,378
Goodwill	970,185	―	―		―	970,185
Other assets	165,214	36,725	2,550		―	204,489
Total Homebuilding Assets	8,438,528	2,390,295	1,869,582		(4,341,760)	8,356,645
Financial Services:
Cash and equivalents	―	―	17,041		―	17,041
Restricted cash	―	―	21,710		―	21,710
Mortgage loans held for sale, net	―	―	262,058		―	262,058
Mortgage loans held for investment, net	―	―	24,924		―	24,924
Other assets	―	―	28,467		(1,801)	26,666
Total Financial Services Assets	―	―	354,200		(1,801)	352,399
Total Assets	$8,438,528	$2,390,295	$2,223,782		$(4,343,561)	$8,709,044

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$92,611	$78,729	$40,440	$	―	$211,780
Accrued liabilities and intercompany payables	387,098	1,302,228	964,796		(2,054,217)	599,905
Secured project debt and other notes payable	359,025	―	3,480		(334,926)	27,579
Senior notes payable	3,392,208	―	―		―	3,392,208
Total Homebuilding Liabilities	4,230,942	1,380,957	1,008,716		(2,389,143)	4,231,472
Financial Services:
Accounts payable and other liabilities	―	―	22,559		―	22,559
Mortgage credit facilities	―	―	247,427		―	247,427
Total Financial Services Liabilities	―	―	269,986		―	269,986
Total Liabilities	4,230,942	1,380,957	1,278,702		(2,389,143)	4,501,458

Equity:
Total Equity	4,207,586	1,009,338	945,080		(1,954,418)	4,207,586
Total Liabilities and Equity	$8,438,528	$2,390,295	$2,223,782		$(4,343,561)	$8,709,044

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Guarantor Information

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$6,387	$112,852	$31,837	$	―	$151,076
Restricted cash	―	―	35,990		―	35,990
Intercompany receivables	2,380,899	―	152,505		(2,533,404)	―
Inventories:
Owned	2,524,927	2,304,305	1,240,727		―	6,069,959
Not owned	32,393	38,925	11,928		―	83,246
Investments in unconsolidated joint ventures	5,353	4,330	123,080		―	132,763
Investments in subsidiaries	1,644,453	―	―		(1,644,453)	―
Deferred income taxes, net	405,945	―	―		(9,751)	396,194
Goodwill	933,360	―	―		―	933,360
Other assets	151,475	48,027	3,163		―	202,665
Total Homebuilding Assets	8,085,192	2,508,439	1,599,230		(4,187,608)	8,005,253
Financial Services:
Cash and equivalents	―	―	35,518		―	35,518
Restricted cash	―	―	22,914		―	22,914
Mortgage loans held for sale, net	―	―	325,770		―	325,770
Mortgage loans held for investment, net	―	―	22,704		―	22,704
Other assets	―	―	18,886		(1,643)	17,243
Total Financial Services Assets	―	―	425,792		(1,643)	424,149
Total Assets	$8,085,192	$2,508,439	$2,025,022		$(4,189,251)	$8,429,402

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$91,873	$82,906	$16,902	$	―	$191,681
Accrued liabilities and intercompany payables	499,700	1,538,096	903,761		(2,378,867)	562,690
Secured project debt and other notes payable	170,167	―	4,061		(148,545)	25,683
Senior notes payable	3,462,016	―	―		―	3,462,016
Total Homebuilding Liabilities	4,223,756	1,621,002	924,724		(2,527,412)	4,242,070
Financial Services:
Accounts payable and other liabilities	―	―	39,860		(17,386)	22,474
Mortgage credit facilities	―	―	303,422		―	303,422
Total Financial Services Liabilities	―	―	343,282		(17,386)	325,896
Total Liabilities	4,223,756	1,621,002	1,268,006		(2,544,798)	4,567,966

Equity:
Total Equity	3,861,436	887,437	757,016		(1,644,453)	3,861,436
Total Liabilities and Equity	$8,085,192	$2,508,439	$2,025,022		$(4,189,251)	$8,429,402

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$35,434	$120,540	$166,340	$	―	$322,314

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(276)	(227)	(28,615)		―	(29,118)
Distributions of capital from unconsolidated homebuilding joint ventures	1,104	336	38,295		―	39,735
Loan to parent and subsidiaries	―	―	(187,300)		187,300	―
Other investing activities	(616)	(3,496)	(3,576)		―	(7,688)
Net cash provided by (used in) investing activities	212	(3,387)	(181,196)		187,300	2,929

Cash Flows From Financing Activities:
Change in restricted cash	―	―	8,873		―	8,873
Borrowing from revolving credit facility	1,433,200	―	―		―	1,433,200
Principal payments on revolving credit facility	(1,433,200)	―	―		―	(1,433,200)
Principal payments on secured project debt and other notes payable	(22,647)	―	(581)		―	(23,228)
Loan from subsidiary	187,300	―	―		(187,300)	―
Principal payments on senior notes payable	(280,000)	―	―		―	(280,000)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issuance costs	(2,669)	―	―		―	(2,669)
Net proceeds from (payments on) mortgage credit facilities	―	―	(55,995)		―	(55,995)
(Contributions to) distributions from Corporate and subsidiaries	20,850	―	(20,850)		―	―
Repurchases of common stock	(232,520)	―	―		―	(232,520)
Common stock dividend payments	(18,841)	―	―		―	(18,841)
Issuance of common stock under employee stock plans, net of withholdings	1,330	―	―		―	1,330
Excess tax benefit (provision) from share-based payment arrangements	(460)	―	―		―	(460)
Other financing activities	―	(200)	―		―	(200)
Intercompany advances, net	110,885	(191,594)	80,709		―	―
Net cash provided by (used in) financing activities	63,228	(191,794)	12,156		(187,300)	(303,710)

Net increase (decrease) in cash and equivalents	98,874	(74,641)	(2,700)		―	21,533
Cash and equivalents at beginning of year	6,387	112,852	67,355		―	186,594
Cash and equivalents at end of year	$105,261	$38,211	$64,655	$	―	$208,127

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(17,201)	$(107,470)	$(146,690)	$	―	$(271,361)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	―	―	(91,453)		―	(91,453)
Distributions of capital from unconsolidated homebuilding joint ventures	641	75	18,866		―	19,582
Cash acquired in connection with merger	20,345	238,034	10,138		―	268,517
Loan to parent and subsidiaries	―	―	34,000		(34,000)	―
Other investing activities	9	(4,310)	(7,671)		―	(11,972)
Net cash provided by (used in) investing activities	20,995	233,799	(36,120)		(34,000)	184,674

Cash Flows From Financing Activities:
Change in restricted cash	―	―	652		―	652
Borrowing from revolving credit facility	852,700	―	―		―	852,700
Principal payments on revolving credit facility	(852,700)	―	―		―	(852,700)
Principal payments on secured project debt and other notes payable	(1,893)	―	(639)		―	(2,532)
Loan from subsidiary	46,000	―	―		(46,000)	―
Principal payments on senior notes payable	(29,789)	―	―		―	(29,789)
	(1,016)	―	―		―	(1,016)
Net proceeds from (payments on) mortgage credit facilities	―	―	30,469		80,000	110,469
(Contributions to) distributions from Corporate and subsidiaries	13,873	(31,719)	17,846		―	―
Repurchases of common stock	(22,073)	―	―		―	(22,073)
Common stock dividend payments	(4,851)	―	―		―	(4,851)
Issuance of common stock under employee stock plans, net of withholdings	1,000	―	―		―	1,000
Excess tax benefit (provision) from share-based payment arrangements	9,250	―	―		―	9,250
Other financing activities	―	(95)	(127)		―	(222)
Intercompany advances, net	(141,212)	17,276	123,936		―	―
Net cash provided by (used in) financing activities	(130,711)	(14,538)	172,137		34,000	60,888

Net increase (decrease) in cash and equivalents	(126,917)	111,791	(10,673)		―	(25,799)
Cash and equivalents at beginning of year	133,304	1,061	78,028		―	212,393
Cash and equivalents at end of year	$6,387	$112,852	$67,355	$	―	$186,594

CALATLANTIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Supplemental Guarantor Information

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2014
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(56,158)	$(118,941)	$(187,298)	$	―	$(362,397)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	―	―	(10,506)		―	(10,506)
Distributions of capital from unconsolidated homebuilding joint ventures	227	228	17,555		―	18,010
Net cash paid for acquisitions	―	(36,047)	2,277		―	(33,770)
Loan to parent and subsidiaries	―	―	(180,000)		180,000	―
Other investing activities	(1,571)	(1,351)	(1,832)		―	(4,754)
Net cash provided by (used in) investing activities	(1,344)	(37,170)	(172,506)		180,000	(31,020)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(16,762)		―	(16,762)
Principal payments on secured project debt and other notes payable	―	―	(1,458)		―	(1,458)
Loan from subsidiary	100,000	―	―		(100,000)	―
Principal payments on senior notes payable	(4,971)	―	―		―	(4,971)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issuance costs	(6,230)	―	―		―	(6,230)
Net proceeds from (payments on) mortgage credit facilities	―	―	68,546		(80,000)	(11,454)
(Contributions to) distributions from Corporate and subsidiaries	8,350	―	(8,350)		―	―
Repurchases of common stock	(36,781)	―	―		―	(36,781)
Issuance of common stock under employee stock plans, net of withholdings	6,771	―	―		―	6,771
Excess tax benefit (provision) from share-based payment arrangements	13,404	―	―		―	13,404
Intercompany advances, net	(365,026)	156,678	208,348		―	―
Net cash provided by (used in) financing activities	15,517	156,678	250,324		(180,000)	242,519

Net increase (decrease) in cash and equivalents	(41,985)	567	(109,480)		―	(150,898)
Cash and equivalents at beginning of year	175,289	494	187,508		―	363,291
Cash and equivalents at end of year	$133,304	$1,061	$78,028	$	―	$212,393

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

Changes in Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any change occurred during the fourth quarter of the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth quarter of the period covered by this report.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its attestation report which is included herein.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CalAtlantic Group, Inc.:
We have audited CalAtlantic Group, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CalAtlantic Group, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, CalAtlantic Group, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CalAtlantic Group, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of CalAtlantic Group, Inc. and subsidiaries and our report dated February 27, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Irvine, California
February 27, 2017

 ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be set forth in the Company's 2017 Annual Meeting Proxy Statement, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016 (the "2017 Proxy Statement"). For the limited purpose of providing the information necessary to comply with this Item 10, the 2017 Proxy Statement is incorporated herein by this reference. All references to the 2017 Proxy Statement in this Part III are exclusive of the information set forth under the captions "Compensation Committee Report" and "Audit Committee Report."

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be set forth in the 2017 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 11, the 2017 Proxy Statement is incorporated herein by this reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in the 2017 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 12, the 2017 Proxy Statement is incorporated herein by this reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be set forth in the 2017 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 13, the 2017 Proxy Statement is incorporated herein by this reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

This information required by this item will be set forth in the 2017 Proxy Statement.  For the limited purpose of providing the information necessary to comply with this Item 14, the 2017 Proxy Statement is incorporated herein by this reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page Reference
(a)(1)	Financial Statements, included in Part II of this report:
	Report of Independent Registered Public Accounting Firm	40
	Consolidated Statements of Operations for each of the three years in the period ended December 31, 2016	41
	Consolidated Statements of Comprehensive Income for each of the three years in the period ended December 31, 2016	42
	Consolidated Balance Sheets at December 31, 2016 and 2015	43
	Consolidated Statements of Stockholders' Equity for each of the three years in the period ended December 31, 2016	44
	Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2016	45
	Notes to Consolidated Financial Statements	46

(2)	Financial Statement Schedules:

Financial Statement Schedules are omitted since the required information is not present or is not present in the amounts sufficient to require submission of a schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

(3)	Index to Exhibits

	See Index to Exhibits on pages 87-91 below.

(b)	Index to Exhibits. See Index to Exhibits on pages 87-91 below.

(c)	Financial Statements required by Regulation S-X excluded from the annual report to shareholders by Rule 14a-3(b). Not applicable.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALATLANTIC GROUP, INC. (Registrant)

By:	/s/ Larry T. Nicholson
Larry T. Nicholson
Chief Executive Officer and President

February 27, 2017

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

Signature	Title	Date

/s/ Larry T. Nicholson	Chief Executive Officer, President and Director	February 27, 2017
(Larry T. Nicholson)
/s/ Jeff J. McCall	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2017
(Jeff J. McCall)
/s/ Scott D. Stowell	Director (Executive Chairman)	February 27, 2017
(Scott D. Stowell)
/s/ Bruce A. Choate	Director	February 27, 2017
(Bruce A. Choate)
/s/ Douglas C. Jacobs	Director	February 27, 2017
(Douglas C. Jacobs)
/s/ William L. Jews	Director	February 27, 2017
(William L. Jews)
/s/ David J. Matlin	Director	February 27, 2017
(David J. Matlin)
/s/ Robert E. Mellor	Director	February 27, 2017
(Robert E. Mellor)
/s/ Norman J. Metcalfe	Director	February 27, 2017
(Norman J. Metcalfe)
/s/ Peter Schoels	Director	February 27, 2017
(Peter Schoels)
/s/ Charlotte St. Martin	Director	February 27, 2017
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

*3.5	Amended and Restated Bylaws of CalAtlantic Group, Inc. dated as of October 1, 2015, incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.1	Form of Specimen Common Stock Certificate, incorporated by reference to Exhibit 4.4 to the Registrant's Registration Statement on Form S-3 (file no. 333-207309) filed on October 6, 2015.

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

*4.7
Fourteenth Supplemental Indenture relating to the Registrant's 8⅜% Senior Notes due 2018, dated as of May 3, 2010, by and between Standard Pacific Corp. and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 3, 2010.

*4.8
Fifteenth Supplemental Indenture relating to the Registrant's 8⅜% Senior Notes due 2018, dated as of December 22, 2010, by and among Standard Pacific Corp., the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on December 23, 2010.

*4.9
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

*4.11
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

*4.13
Twenty-First Supplemental Indenture, dated as of November 6, 2014, by and among Standard Pacific Corp., the guarantors thereto and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 6, 2014.

*4.14
Indenture dated as of June 28, 1996, between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor to JPMorgan Chase Bank, N.A., formerly known as The Chase Manhattan Bank, incorporated by reference to Exhibit 4.1 to the Post-Effective Amendment No. 1 to the Form S-3 Registration Statement filed by The Ryland Group, Inc. on May 15, 1996 (No. 33-50933).

*4.15
Fifth Supplemental Indenture dated as of May 5, 2009, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on May 5, 2009 (File No. 001-08029).

*4.16
Sixth Supplemental Indenture dated as of April 29, 2010, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on April 29, 2010 (File No. 001-08029).

*4.17
Seventh Supplemental Indenture dated as of May 16, 2012 by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on May 16, 2012 (File No. 001-08029).

*4.18
Eighth Supplemental Indenture dated as of September 21, 2012, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on September 21, 2012 (File No. 001-08029).

*4.19
Ninth Supplemental Indenture dated as of May 20, 2013, by and among The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed by The Ryland Group, Inc. on May 20, 2013 (File No. 001-08029).

*4.20
Tenth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.21
Eleventh Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.22
Twelfth Supplemental Indenture to the Indenture, dated as of June 28, 1996, by and between The Ryland Group, Inc. and The Bank of New York Mellon Trust Company, N.A. as trustee, incorporated by reference to Exhibit 4.4 to the Registrant's Current Report on Form 8-K filed on October 5, 2015.

*4.23
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

*4.29
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

*4.31
Twenty-Seventh Supplemental Indenture to the Indenture, dated as of April 1, 1999, by and among CalAtlantic Group, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on May 31, 2016.

*4.32
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

+*10.21	CalAtlantic Group, Inc. Deferred Compensation Plan, incorporated by reference to Exhibit 4.7 to the Form S-8 Registration Statement filed by the Registrant on May 25, 2016 (No. 333-2115826).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

24.1	Powers of Attorney. See Signatures page.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

101
The following materials from CalAtlantic Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

________________
(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.
(X)
The annexes, schedules and certain exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Registrant will furnish copies of any such schedules to the U.S. Securities and Exchange Commission upon request.