Form 10-Q
period 2017-03-31
CalAtlantic Group, Inc.
filed 2017-04-28
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to

Commission file number 1-10959

CALATLANTIC GROUP, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0475989
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1100 Wilson Boulevard, #2100, Arlington, Virginia (Address of principal executive offices)	22209 (Zip Code)

(240) 532-3806
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ___ No X .

Registrant's shares of common stock outstanding at April 27, 2017: 114,623,151

CALATLANTIC GROUP, INC.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$1,337,699	$1,179,165
Land sale revenues	―	6,518
Total revenues	1,337,699	1,185,683
Cost of home sales	(1,062,855)	(932,128)
Cost of land sales	―	(6,367)
Total cost of sales	(1,062,855)	(938,495)
Gross margin	274,844	247,188
Selling, general and administrative expenses	(156,276)	(136,701)
Income (loss) from unconsolidated joint ventures	3,888	1,189
Other income (expense)	(169)	(3,408)
Homebuilding pretax income	122,287	108,268
Financial Services:
Revenues	19,956	17,552
Expenses	(12,375)	(10,616)
Financial services pretax income	7,581	6,936

Income before taxes	129,868	115,204
Provision for income taxes	(47,248)	(42,543)
Net income	82,620	72,661
Less: Net income allocated to unvested restricted stock	(301)	(113)
Net income available to common stockholders	$82,319	$72,548

Income Per Common Share:
Basic	$0.72	$0.60
Diluted	$0.62	$0.52

Weighted Average Common Shares Outstanding:
Basic	114,487,245	120,814,939
Diluted	132,505,435	138,430,580

Cash Dividends Declared Per Common Share	$0.04	$0.04

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
	(Unaudited)

Net income	$82,620	$72,661
Other comprehensive income, net of tax:
Unrealized gain on marketable securities, available for sale	―	39
Total comprehensive income	$82,620	$72,700

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$143,881	$191,086
Restricted cash	30,306	28,321
Inventories:
Owned	6,556,275	6,438,792
Not owned	62,772	66,267
Investments in unconsolidated joint ventures	120,364	127,127
Deferred income taxes, net of valuation allowance of $2,456 at
March 31, 2017 and December 31, 2016	325,749	330,378
Goodwill	970,185	970,185
Other assets	221,091	204,489
Total Homebuilding Assets	8,430,623	8,356,645
Financial Services:
Cash and equivalents	38,112	17,041
Restricted cash	21,242	21,710
Mortgage loans held for sale, net	157,851	262,058
Mortgage loans held for investment, net	25,744	24,924
Other assets	20,198	26,666
Total Financial Services Assets	263,147	352,399
Total Assets	$8,693,770	$8,709,044

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$170,545	$211,780
Accrued liabilities	638,165	599,905
Revolving credit facility	―	―
Secured project debt and other notes payable	27,397	27,579
Senior notes payable	3,390,504	3,392,208
Total Homebuilding Liabilities	4,226,611	4,231,472
Financial Services:
Accounts payable and other liabilities	17,576	22,559
Mortgage credit facility	154,467	247,427
Total Financial Services Liabilities	172,043	269,986
Total Liabilities	4,398,654	4,501,458

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
and outstanding at March 31, 2017 and December 31, 2016	―	―
Common stock, $0.01 par value; 600,000,000 shares authorized; 114,587,534 and 114,429,297 shares issued and outstanding at March 31, 2017 and
December 31, 2016, respectively	1,146	1,144
Additional paid-in capital	3,206,584	3,204,835
Accumulated earnings	1,079,815	1,001,779
Accumulated other comprehensive income (loss), net of tax	(172)	(172)
Total Stockholders' Equity	4,287,373	4,207,586
Noncontrolling Interest	7,743	―
Total Equity	4,295,116	4,207,586
Total Liabilities and Equity	$8,693,770	$8,709,044

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$82,620	$72,661
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	(3,888)	(1,189)
Depreciation and amortization	12,716	12,032
Amortization of stock-based compensation	4,294	3,786
Deferred income tax provision	5,483	2,203
Other operating activities	2,910	271
Changes in cash and equivalents due to:
Mortgage loans held for sale	104,225	138,433
Inventories - owned	(47,350)	(186,680)
Inventories - not owned	(9,428)	(8,237)
Other assets	(9,895)	5,599
Accounts payable	(41,235)	(22,045)
Accrued liabilities	(8,694)	(44,456)
Net cash provided by (used in) operating activities	91,758	(27,622)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(18,909)	(4,191)
Distributions of capital from unconsolidated homebuilding joint ventures	6,471	99
Other investing activities	(1,921)	1,142
Net cash provided by (used in) investing activities	(14,359)	(2,950)

Cash Flows From Financing Activities:
Change in restricted cash	(1,517)	1,267
Borrowings from revolving credit facility	109,550	386,400
Principal payments on revolving credit facility	(109,550)	(120,400)
Principal payments on secured project debt and other notes payable	(179)	(1,781)
Net proceeds from (payments on) mortgage credit facility	(92,960)	(138,479)
Repurchases of common stock	―	(87,050)
Common stock dividend payments	(4,584)	(4,792)
Issuance of common stock under employee stock plans, net of tax withholdings	(4,167)	2,055
Other financing activities	(126)	(23)
Net cash provided by (used in) financing activities	(103,533)	37,197

Net increase (decrease) in cash and equivalents	(26,134)	6,625
Cash and equivalents at beginning of period	208,127	186,594
Cash and equivalents at end of period	$181,993	$193,219

Cash and equivalents at end of period	$181,993	$193,219
Homebuilding restricted cash at end of period	30,306	34,652
Financial services restricted cash at end of period	21,242	22,985
Cash and equivalents and restricted cash at end of period	$233,541	$250,856

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q and include the accounts of CalAtlantic Group, Inc., its wholly owned subsidiaries and a variable interest entity in which CalAtlantic Group, Inc. is deemed to be the primary beneficiary.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has also been omitted pursuant to applicable rules and regulations.   In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of March 31, 2017 and the results of operations and cash flows for the periods presented.

The unaudited condensed consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10‑K for the year ended December 31, 2016.  Unless the context otherwise requires, the terms "we," "us," "our" and "the Company" refer to CalAtlantic Group, Inc. and its subsidiaries.  The results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

2. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a result, for public companies, ASU 2014-09 will be effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach, with early application permitted.  We do not plan to early adopt the guidance.  We expect to adopt the new standard under the modified retrospective approach.  Although we are still in the process of evaluating our contracts, we do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our homebuilding revenues. We are continuing to evaluate the impact the adoption of ASU 2014-09 may have on other aspects of our business and on our condensed consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception.  A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements, and as such these investments may be measured at cost.  ASU 2016-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  We are currently evaluating the impact adoption will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification.  The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease.  ASU 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  We are currently evaluating the impact adoption will have on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  Our adoption of ASU 2016-07 on January 1, 2017 did not have an effect on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  In connection with our adoption of ASU 2016-09 on January 1, 2017, the Company elected to apply the provisions of ASU 2016-09 related to the income statement and statement of cash flows impact of income taxes on a prospective basis, and as such, prior periods have not been adjusted.  The Company made a policy election to continue to estimate forfeitures at the grant date of an award.  The remaining updates required in connection with our adoption of ASU 2016-09 did not have a material effect on our condensed consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted.  We are currently evaluating the impact adoption will have on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted.  We are currently evaluating the impact adoption will have on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"), which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted.  We are currently evaluating the impact adoption will have on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted.  We are currently evaluating the impact adoption will have on our condensed consolidated financial statements.

3. Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes.  In accordance with ASC Topic 280, Segment Reporting ("ASC 280"), we have determined that each of our four homebuilding regions and financial services operations (consisting of our mortgage financing and title operations) are our operating segments.  Our four homebuilding reportable segments include:  North, consisting of our divisions in Georgia, Delaware, Illinois, Indiana, Maryland, Minnesota, New Jersey, Pennsylvania, Virginia and Washington D.C.; Southeast, consisting of our divisions in Florida and the Carolinas; Southwest, consisting of our divisions in Texas, Colorado and Nevada; and West, consisting of our divisions in California and Arizona.

Our mortgage financing operation, CalAtlantic Mortgage, provides mortgage financing to many of our homebuyers in substantially all of the markets in which we operate, and sells substantially all of the loans it originates in the secondary mortgage market.  Our title, escrow and insurance subsidiaries provide title, escrow and insurance services to homebuyers in many of our markets.  Our mortgage financing, title, escrow and insurance services operations are included in our financial services reportable segment, which is separately reported in our condensed consolidated financial statements under "Financial Services."

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

Segment financial information relating to the Company's homebuilding operations was as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Homebuilding revenues:
North	$234,776	$186,555
Southeast	351,103	277,482
Southwest	336,215	343,034
West	415,605	378,612
Total homebuilding revenues	$1,337,699	$1,185,683

Homebuilding pretax income (1):
North	$18,865	$9,570
Southeast	23,716	21,050
Southwest	30,177	26,926
West	49,529	50,722
Total homebuilding pretax income	$122,287	$108,268

Homebuilding income (loss) from unconsolidated joint ventures:
North	$292	$306
Southeast	―	457
Southwest	108	567
West	3,488	(141)
Total homebuilding income (loss) from unconsolidated joint ventures	$3,888	$1,189
________________
(1)
Homebuilding pretax income includes depreciation and amortization expense of $1.0 million, $4.0 million, $2.4 million and $5.3 million, respectively, in the North, Southeast, Southwest and West for the quarter ended March 31, 2017 and $1.2 million, $2.9 million, $2.6 million and $5.3 million, respectively, in the North, Southeast, Southwest and West for the quarter ended March 31, 2016.

Segment financial information relating to the Company's homebuilding assets was as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Homebuilding assets:
North	$1,227,859	$1,181,544
Southeast	2,300,549	2,253,289
Southwest	1,866,350	1,842,869
West	2,448,338	2,500,163
Corporate	587,527	578,780
Total homebuilding assets	$8,430,623	$8,356,645

Homebuilding investments in unconsolidated joint ventures:
North	$5,547	$5,691
Southeast	334	334
Southwest	5,931	6,085
West	108,552	115,017
Total homebuilding investments in unconsolidated joint ventures	$120,364	$127,127

4. Earnings Per Common Share

We compute earnings per share in accordance with ASC Topic 260, Earnings per Share ("ASC 260"), which requires earnings per share for each class of stock to be calculated using the two-class method.  The two-class method is an allocation of earnings between the holders of common stock and a company's participating security holders.  Under the two-class method, earnings for the reporting period are allocated between common shareholders and other security holders based on their respective participation rights in undistributed earnings.  Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and, therefore, are included in computing earnings per share pursuant to the two-class method.

Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding.  Our unvested restricted stock are classified as participating securities in accordance with ASC 260.  Net income allocated to the holders of our unvested restricted stock is calculated based on the shareholders' proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

For purposes of determining diluted earnings per common share, basic earnings per common share is further adjusted to include the effect of potential dilutive common shares outstanding, including stock options, stock appreciation rights, performance share awards and unvested restricted stock using the more dilutive of either the two-class method or the treasury stock method.  Under the two-class method of calculating diluted earnings per share, net income is reallocated to common stock, unvested restricted stock and all dilutive securities based on the contractual participating rights of the security to share in the current earnings as if all of the earnings for the period had been distributed.

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$82,620	$72,661
Less: Net income allocated to unvested restricted stock	(301)	(113)
Net income available to common stockholders for basic
earnings per common share	82,319	72,548
Effect of dilutive securities:
Interest on 1.625% convertible senior notes due 2018	94	(370)
Interest on 0.25% convertible senior notes due 2019	85	82
Interest on 1.25% convertible senior notes due 2032	64	62
Net income available to common stock for diluted
earnings per share	$82,562	$72,322

Denominator:
Weighted average basic common shares outstanding	114,487,245	120,814,939
Effect of dilutive securities:
Share-based awards	903,173	561,065
1.625% convertible senior notes due 2018	7,169,940	7,157,934
0.25% convertible senior notes due 2019	3,640,140	3,634,072
1.25% convertible senior notes due 2032	6,304,937	6,262,570
Weighted average diluted shares outstanding	132,505,435	138,430,580

Income per common share:
Basic	$0.72	$0.60
Diluted	$0.62	$0.52

5. Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation ("ASC 718") which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

Total compensation expense recognized related to stock-based compensation was $4.3 million and $3.8 million for the three months ended March 31, 2017 and 2016, respectively.  As of March 31, 2017, total unrecognized stock-based compensation expense was $23.4 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 1.8 years.

6. Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At March 31, 2017, cash and equivalents included $83.0 million of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

At March 31, 2017, homebuilding restricted cash represented $30.3 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued.  Financial services restricted cash as of March 31, 2017 consisted of $17.7 million held in cash collateral accounts primarily related to certain letters of credit that have been issued, $3.0 million related to our financial services subsidiary mortgage credit facilities and $0.5 million related to funds held in trust for third parties.

7. Marketable Securities, Available-for-sale

The Company's investment portfolio includes mainly municipal debt securities and metropolitan district bond securities, which are included in homebuilding other assets in the accompanying condensed consolidated balance sheets.  As defined in ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), the Company considers its investment portfolio to be available-for-sale.  Accordingly, these investments are recorded at their fair values.  The cost of securities sold is based on an average-cost basis.  Unrealized gains and losses on these investments are included in accumulated other comprehensive income (loss), net of tax, within stockholders' equity.  At March 31, 2017, accumulated other comprehensive income (loss) included unrealized gains of $1,000 on available-for-sale marketable securities, offset with reclassification adjustments, which represent net realized earnings associated with the Company's investment portfolio, which included interest, dividends and net realized gains on sales of marketable securities, and totaled $173,000 for the three months ended March 31, 2017.  Realized gains or losses were included in homebuilding other income (expense) in the accompanying condensed consolidated statements of operations.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  At March 31, 2017, the Company believes that the cost bases for its available-for-sale securities were recoverable in all material respects.

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

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	March 31, 2017			December 31, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
Type of security:
Municipal bond and metropolitan district securities	$18,563	$(465)	$18,098	$18,563	$(465)	$18,098

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

March 31, 2017
(Dollars in thousands)
Contractual maturity:
Maturing in one year or less	$ ―
Maturing after three years	18,098
Total marketable securities, available-for-sale	$18,098

8. Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	March 31, 2017
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development (1)	$418,256	$1,119,696	$580,263	$1,381,594	$3,499,809
Homes completed and under construction	396,682	720,209	768,655	687,930	2,573,476
Model homes	74,753	133,945	115,607	158,685	482,990
Total inventories owned	$889,691	$1,973,850	$1,464,525	$2,228,209	$6,556,275

	December 31, 2016
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development (1)	$445,245	$1,177,646	$594,585	$1,410,264	$3,627,740
Homes completed and under construction	327,421	585,938	710,509	680,241	2,304,109
Model homes	79,306	132,968	116,575	178,094	506,943
Total inventories owned	$851,972	$1,896,552	$1,421,669	$2,268,599	$6,438,792
________________
(1)
During the three months ended March 31, 2017, we purchased $165.3 million of land (3,075 homesites), of which 34% (based on homesites) were located in the North, 36% in the Southeast, 25% in the Southwest, and 5% in the West. During the year ended December 31, 2016, we purchased $960.8 million of land (13,566 homesites), of which 25% (based on homesites) were located in the North, 25% in the Southeast, 24% in the Southwest, and 26% in the West.

In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  We perform a detailed budget and cash flow review of all of our real estate communities (including actively selling communities, future communities and communities on hold/inactive) on a semi-annual basis throughout each fiscal year to, among other things, determine whether the community's estimated remaining undiscounted future cash flows are more or less than the carrying value of the inventory balance.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a community under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of March 31, 2017 and 2016, the total active and future communities that we owned were 815 and 762, respectively.  During the three months ended March 31, 2017 and 2016, we reviewed all communities for indicators of impairment and based on our review we did not record any inventory impairments during these periods.

b. Inventories Not Owned

Inventories not owned as of March 31, 2017 and December 31, 2016 consisted of land purchase and lot option deposits outstanding at the end of each period, and purchase price allocated to lot option contracts assumed in connection with business acquisitions. Under ASC Topic 810, Consolidation ("ASC 810"), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

9. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent communities that are actively selling or under development as well as investments in homebuilding and land development unconsolidated joint ventures.  During the three months ended March 31, 2017 and 2016, our qualified assets exceeded our debt, and as a result, all of our homebuilding interest incurred during the three months ended March 31, 2017 and 2016 was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
	(Dollars in thousands)

Total interest incurred (1)		$51,705		$62,725
Less: Interest capitalized to inventories owned (1)		(50,875)		(61,845)
Less: Interest capitalized to investments in unconsolidated joint ventures		(830)		(880)
Interest expense	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$39,428		$30,203
Interest previously capitalized to inventories owned, included in cost of land sales	$	―		$179
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures	$	―	$	―
Interest capitalized in ending inventories owned (2)		$377,647		$336,922
Interest capitalized as a percentage of inventories owned		5.8%		5.3%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$3,693		$3,821
Interest capitalized as a percentage of investments in unconsolidated joint ventures		3.1%		2.8%
________________
(1)
Total interest incurred and interest capitalized to inventories owned during the three months ended March 31, 2016 includes a $9 million increase related to the valuation of the 1.625% convertible senior notes that was completed during the 2016 first quarter.

(2)
During the three months ended March 31, 2017, in connection with lot purchases from our joint ventures, $0.5 million of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

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

During each of the three months ended March 31, 2017 and 2016, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture communities were determined to be impaired for the three months ended March 31, 2017 or 2016.

Our investments in unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of March 31, 2017, with the exception of one homebuilding joint venture that we consolidated during the 2017 first quarter in accordance with ASC 810, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs and we did not have a controlling interest, or, if they were a VIE, we were not deemed to be the primary beneficiary.  During the 2017 first quarter, we entered into a homebuilding joint venture with an unrelated party.  Based on our assessment of the joint venture's operating agreement in accordance with ASC 810, we determined that this joint venture is a consolidated VIE where CalAtlantic Group, Inc. is the primary beneficiary that has both (i) the power to direct the activities of the entity that most significantly impact the entity's economic performance and (ii) the obligation to absorb the expected losses of the entity and right to receive benefits from the entity that could be potentially significant to the joint venture.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)

Warranty accrual, beginning of the period	$43,932	$40,691
Warranty costs accrued during the period	4,805	4,588
Warranty costs paid during the period	(5,237)	(4,774)
Warranty accrual, end of the period	$43,500	$40,505

12.        Revolving Credit Facility and Letter of Credit Facilities

As of March 31, 2017, we were party to a $750 million unsecured revolving credit facility, $350 million of which is available for letters of credit, which matures in October 2019.  The facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 0.983% at March 31, 2017) plus 1.75%, or (ii) Prime (4.00% at March 31, 2017) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  We were in compliance with all of the revolving facility covenants as of March 31, 2017. The revolving facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On March 31, 2017, we had no borrowings outstanding under the facility and had outstanding letters of credit issued under the facility totaling $106.5 million, leaving $643.5 million available under the facility to be drawn.

As of March 31, 2017, in addition to our $350 million letter of credit sublimit under our revolving facility, we were party to four committed letter of credit facilities totaling $40.2 million, of which $26.1 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from August 2017 to October 2017.  As of March 31, 2017, these facilities were secured by cash collateral deposits of $26.6 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

13.        Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At March 31, 2017, we had approximately $27.4 million outstanding in secured project debt and other notes payable.

14.        Senior Notes Payable

Senior notes payable consisted of the following at:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)

8.4% Senior Notes due May 2017	$231,725	$235,175
8.375% Senior Notes due May 2018	574,600	574,501
1.625% Convertible Senior Notes due May 2018	221,077	220,236
0.25% Convertible Senior notes due June 2019	255,196	253,777
6.625% Senior Notes due May 2020	318,416	319,909
8.375% Senior Notes due January 2021	395,525	395,246
6.25% Senior Notes due December 2021	297,742	297,623
5.375% Senior Notes due October 2022	249,264	249,230
5.875% Senior Notes due November 2024	297,077	296,982
5.25% Senior Notes due June 2026	297,427	297,483
1.25% Convertible Senior Notes due August 2032	252,455	252,046
	$3,390,504	$3,392,208

The carrying amount of our senior notes listed above are net of debt issuance costs and any discounts and premiums that are amortized to interest costs over the respective terms of the notes.

The Company's 1.625% Convertible Senior Notes due 2018 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes bear interest at a rate of 1.625% per year and will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8664 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.38 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes bear interest at a rate of 0.25% per year and will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.6080 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.49 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.25% Convertible Notes bear interest at a rate of 1.25% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.9207 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.13 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.

Our senior notes payable are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our Convertible Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants, including, but not limited to, a limitation on secured indebtedness and a restriction on sale leaseback transactions.  As of March 31, 2017, we were in compliance with the covenants required by our senior notes.

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

In April 2017, the Company issued $225 million in aggregate principal amount of senior notes, consisting of $125 million aggregate principal amount of additional notes to the Company's existing 5.875% Senior Notes due 2024 and $100 million aggregate principal amount of additional notes to the Company's existing 5.25% Senior Notes due 2026, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  A portion of the net proceeds of this issuance will be used to repay or repurchase the Company's 8.4% Senior Notes due May 2017.

15.        Mortgage Credit Facility

At March 31, 2017, we had $154.5 million outstanding under our mortgage financing subsidiary's mortgage credit facility.  This mortgage credit facility consisted of a $300 million uncommitted repurchase facility with one lender, maturing in June 2017. This facility requires our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.0 million as of March 31, 2017, and also contains financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income

(loss) requirements.  As of March 31, 2017, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in this facility.
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

• Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments measured at fair value on a recurring basis:

		Fair Value at
Description	Fair Value Hierarchy	March 31, 2017	December 31, 2016
		(Dollars in thousands)

Marketable securities, available-for-sale
Municipal debt securities	Level 2	$9,387	$9,387
Metropolitan district bond securities	Level 3	$8,711	$8,711
Mortgage loans held for sale	Level 2	$161,385	$265,542

Marketable Securities, Available-for-sale

Marketable securities that are available-for-sale are comprised mainly of municipal debt securities and metropolitan district bond securities.  The Company's municipal debt securities are valued based on quoted market prices of similar instruments, which uses Level 2 inputs, and the metropolitan district bond securities are based on a discounted future cash flow model, which uses Level 3 inputs.  The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as homes drive increases to the taxpaying base for the metro district, (2) the forecasted assessed value of those closed homes and (3) the discount rate.

Mortgage loans held for sale

Mortgage loans held for sale consist of FHA, VA, USDA and agency first mortgages on single-family residences which are eligible for sale to FNMA/FHLMC, GNMA or other investors, as applicable.  Fair values of these loans are based on quoted prices from third party investors when preselling loans.

Financial instruments for which we have not elected the fair value option in accordance with ASC 825:

		March 31, 2017		December 31, 2016
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$25,744	$25,744	$24,924	$24,924
Homebuilding liabilities:
Senior and convertible senior notes payable, net	Level 2	$3,390,504	$3,639,774	$3,392,208	$3,617,838

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

The fair value of our cash and equivalents, restricted cash, accounts payable and accrued liabilities, secured project debt and other notes payable, revolving credit facility, and mortgage credit facility approximate their carrying amounts due to the short-term nature of these assets and liabilities.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2017, we had non-refundable cash deposits outstanding of approximately $56.0 million and capitalized pre-acquisition and other development and construction costs of approximately $16.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $788.6 million.

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

b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of March 31, 2017, we held ownership interests in 27 homebuilding and land development joint ventures, of which 13 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $30.1 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in June 2017.  At March 31, 2017, we had no joint venture surety bonds outstanding.

c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our communities.  At March 31, 2017, we had approximately $918.1 million in surety bonds outstanding, with respect to which we had an estimated $464.7 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  CalAtlantic Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $358.4 million at March 31, 2017 and carried a weighted average interest rate of approximately 3.9%.  Interest rate risks related to these obligations are mitigated by CalAtlantic Mortgage through the preselling of loans to investors or through its interest rate hedging program.  As of March 31, 2017, CalAtlantic Mortgage had approximately $156.4 million in closed mortgage loans held for sale and $36.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.  In addition, as of March 31, 2017, CalAtlantic Mortgage had approximately $322.3 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, substantially all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

Substantially all of the loans originated by CalAtlantic Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to CalAtlantic Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  During the three months ended March 31, 2017 and 2016, CalAtlantic Mortgage recorded no loan loss expense related to indemnification and repurchase allowances.  As of March 31, 2017 and December 31, 2016, CalAtlantic Mortgage had indemnity and repurchase allowances related to loans sold of approximately $3.6 million.  In addition, during the three months ended March 31, 2017 and 2016, CalAtlantic Mortgage made make-whole payments of $0 and $0.1 million, respectively.

e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover the estimated costs of our self-insurance liability based on an analysis performed by an independent third party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs.  Our total insurance and litigation accruals as of March 31, 2017 and December 31, 2016 were $233.7 million and $233.5 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ materially from our currently estimated amounts.

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

Our 2017 first quarter provision for income taxes of $47.2 million primarily related to our $129.9 million of pretax income.  As of March 31, 2017, we had a $328.2 million deferred tax asset which was partially offset by a valuation allowance of $2.5 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $101.0 million of our deferred tax asset related to net operating loss carryforwards is subject to the Internal Revenue Code Section 382 gross annual deduction limitation of $15.6 million for both federal and state purposes.  Additionally, $15.3 million of our state deferred tax asset related to net operating losses is subject to 382 limitations resulting from our October 1, 2015 merger with Ryland, and $5.2 million related to state net operating loss carryfowards that are not limited by Section 382.  The remaining deferred tax asset balance of $206.7 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.   As of March 31, 2017 and December 31, 2016, our liability for unrecognized tax benefits was $12.8 million and $12.1 million, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, as of March 31, 2017, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2012 through 2016.

19.        Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$58	$23,027

20.        Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 14 "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2017
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$577,268	$540,524	$219,907	$	―	$1,337,699
Cost of sales	(471,297)	(431,552)	(160,006)		―	(1,062,855)
Gross margin	105,971	108,972	59,901		―	274,844
Selling, general and administrative expenses	(64,708)	(73,391)	(18,177)		―	(156,276)
Income (loss) from unconsolidated joint ventures	674	133	3,081		―	3,888
Equity income of subsidiaries	57,597	―	―		(57,597)	―
Interest income (expense), net	874	(680)	(194)		―	―
Other income (expense)	(1,987)	(28)	1,846		―	(169)
Homebuilding pretax income	98,421	35,006	46,457		(57,597)	122,287
Financial Services:
Financial services pretax income	―	―	7,581		―	7,581
Income before taxes	98,421	35,006	54,038		(57,597)	129,868
Provision for income taxes	(15,801)	(16,723)	(14,724)		―	(47,248)
Net income	$82,620	$18,283	$39,314		$(57,597)	$82,620

	Three Months Ended March 31, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$461,738	$534,454	$189,491	$	―	$1,185,683
Cost of sales	(372,841)	(430,002)	(135,652)		―	(938,495)
Gross margin	88,897	104,452	53,839		―	247,188
Selling, general and administrative expenses	(55,051)	(67,846)	(13,804)		―	(136,701)
Income (loss) from unconsolidated joint ventures	689	144	356		―	1,189
Equity income of subsidiaries	54,167	―	―		(54,167)	―
Interest income (expense), net	1,337	(965)	(372)		―	―
Other income (expense)	(3,615)	189	18		―	(3,408)
Homebuilding pretax income	86,424	35,974	40,037		(54,167)	108,268
Financial Services:
Financial services pretax income	―	―	6,936		―	6,936
Income before taxes	86,424	35,974	46,973		(54,167)	115,204
Provision for income taxes	(13,763)	(17,474)	(11,306)		―	(42,543)
Net income	$72,661	$18,500	$35,667		$(54,167)	$72,661

20.        Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	March 31, 2017
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$95,956	$24,153	$23,772	$	―	$143,881
Restricted cash	―	―	30,306		―	30,306
Intercompany receivables	2,077,067	―	378,564		(2,455,631)	―
Inventories:
Owned	2,885,973	2,320,920	1,349,382		―	6,556,275
Not owned	32,880	26,996	2,896		―	62,772
Investments in unconsolidated joint ventures	4,707	4,798	110,859		―	120,364
Investments in subsidiaries	2,011,015	―	―		(2,011,015)	―
Deferred income taxes, net	332,392	―	―		(6,643)	325,749
Goodwill	970,185	―	―		―	970,185
Other assets	168,787	40,902	11,402		―	221,091
Total Homebuilding Assets	8,578,962	2,417,769	1,907,181		(4,473,289)	8,430,623
Financial Services:
Cash and equivalents	―	―	38,112		―	38,112
Restricted cash	―	―	21,242		―	21,242
Mortgage loans held for sale, net	―	―	157,851		―	157,851
Mortgage loans held for investment, net	―	―	25,744		―	25,744
Other assets	―	―	21,999		(1,801)	20,198
Total Financial Services Assets	―	―	264,948		(1,801)	263,147
Total Assets	$8,578,962	$2,417,769	$2,172,129		$(4,475,090)	$8,693,770

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$79,553	$66,747	$24,245	$	―	$170,545
Accrued liabilities and intercompany payables	418,880	1,323,401	981,395		(2,085,511)	638,165
Secured project debt and other notes payable	402,652	―	3,309		(378,564)	27,397
Senior notes payable	3,390,504	―	―		―	3,390,504
Total Homebuilding Liabilities	4,291,589	1,390,148	1,008,949		(2,464,075)	4,226,611
Financial Services:
Accounts payable and other liabilities	―	―	17,576		―	17,576
Mortgage credit facility	―	―	154,467		―	154,467
Total Financial Services Liabilities	―	―	172,043		―	172,043
Total Liabilities	4,291,589	1,390,148	1,180,992		(2,464,075)	4,398,654

Equity:
Total Stockholders' Equity	4,287,373	1,027,621	983,394		(2,011,015)	4,287,373
Noncontrolling interest	―	―	7,743		―	7,743
Total Equity	4,287,373	1,027,621	991,137		(2,011,015)	4,295,116
Total Liabilities and Equity	$8,578,962	$2,417,769	$2,172,129		$(4,475,090)	$8,693,770

20.        Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$105,261	$38,211	$47,614	$	―	$191,086
Restricted cash	―	―	28,321		―	28,321
Intercompany receivables	2,045,773	―	334,926		(2,380,699)	―
Inventories:
Owned	2,825,234	2,277,840	1,335,718		―	6,438,792
Not owned	30,953	32,596	2,718		―	66,267
Investments in unconsolidated joint ventures	4,469	4,923	117,735		―	127,127
Investments in subsidiaries	1,954,418	―	―		(1,954,418)	―
Deferred income taxes, net	337,021	―	―		(6,643)	330,378
Goodwill	970,185	―	―		―	970,185
Other assets	165,214	36,725	2,550		―	204,489
Total Homebuilding Assets	8,438,528	2,390,295	1,869,582		(4,341,760)	8,356,645
Financial Services:
Cash and equivalents	―	―	17,041		―	17,041
Restricted cash	―	―	21,710		―	21,710
Mortgage loans held for sale, net	―	―	262,058		―	262,058
Mortgage loans held for investment, net	―	―	24,924		―	24,924
Other assets	―	―	28,467		(1,801)	26,666
Total Financial Services Assets	―	―	354,200		(1,801)	352,399
Total Assets	$8,438,528	$2,390,295	$2,223,782		$(4,343,561)	$8,709,044

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$92,611	$78,729	$40,440	$	―	$211,780
Accrued liabilities and intercompany payables	387,098	1,302,228	964,796		(2,054,217)	599,905
Secured project debt and other notes payable	359,025	―	3,480		(334,926)	27,579
Senior notes payable	3,392,208	―	―		―	3,392,208
Total Homebuilding Liabilities	4,230,942	1,380,957	1,008,716		(2,389,143)	4,231,472
Financial Services:
Accounts payable and other liabilities	―	―	22,559		―	22,559
Mortgage credit facility	―	―	247,427		―	247,427
Total Financial Services Liabilities	―	―	269,986		―	269,986
Total Liabilities	4,230,942	1,380,957	1,278,702		(2,389,143)	4,501,458

Equity:
Total Equity	4,207,586	1,009,338	945,080		(1,954,418)	4,207,586
Total Liabilities and Equity	$8,438,528	$2,390,295	$2,223,782		$(4,343,561)	$8,709,044

20.        Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2017
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(14,708)	$(37,052)	$143,518	$	―	$91,758

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(96)	(41)	(18,772)		―	(18,909)
Distributions of capital from unconsolidated homebuilding joint ventures	500	350	5,621		―	6,471
Loan to parent and subsidiaries	―	―	(43,664)		43,664	―
Other investing activities	(531)	(446)	(944)		―	(1,921)
Net cash provided by (used in) investing activities	(127)	(137)	(57,759)		43,664	(14,359)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(1,517)		―	(1,517)
Borrowings from revolving credit facility	109,550	―	―		―	109,550
Principal payments on revolving credit facility	(109,550)	―	―		―	(109,550)
Principal payments on secured project debt and other notes payable	―	―	(179)		―	(179)
Loan from subsidiary	43,664	―	―		(43,664)	―
Net proceeds from (payments on) mortgage credit facility	―	―	(92,960)		―	(92,960)
(Contributions to) distributions from Corporate and subsidiaries	1,000	―	(1,000)		―	―
Common stock dividend payments	(4,584)	―	―		―	(4,584)
Issuance of common stock under employee stock plans, net of tax withholdings	(4,167)	―	―		―	(4,167)
Other financing activities	(126)	―	―		―	(126)
Intercompany advances, net	(30,257)	23,131	7,126		―	―
Net cash provided by (used in) financing activities	5,530	23,131	(88,530)		(43,664)	(103,533)

Net increase (decrease) in cash and equivalents	(9,305)	(14,058)	(2,771)		―	(26,134)
Cash and equivalents at beginning of period	105,261	38,211	64,655		―	208,127
Cash and equivalents at end of period	$95,956	$24,153	$61,884	$	―	$181,993

	Three Months Ended March 31, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(43,214)	$(42,551)	$58,143	$	―	$(27,622)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(135)	(45)	(4,011)		―	(4,191)
Distributions of capital from unconsolidated homebuilding joint ventures	―	―	99		―	99
Loan to parent and subsidiaries	―	―	71,000		(71,000)	―
Other investing activities	488	(199)	853		―	1,142
Net cash provided by (used in) investing activities	353	(244)	67,941		(71,000)	(2,950)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	1,267		―	1,267
Borrowings from revolving credit facility	386,400	―	―		―	386,400
Principal payments on revolving credit facility	(120,400)	―	―		―	(120,400)
Principal payments on secured project debt and other notes payable	(1,724)	―	(57)		―	(1,781)
Loan from subsidiary	(71,000)	―	―		71,000	―
Net proceeds from (payments on) mortgage credit facility	―	―	(138,479)		―	(138,479)
(Contributions to) distributions from Corporate and subsidiaries	(700)	―	700		―	―
Repurchases of common stock	(87,050)	―	―		―	(87,050)
Common stock dividend payments	(4,792)	―	―		―	(4,792)
Issuance of common stock under employee stock plans, net of tax withholdings	2,055	―	―		―	2,055
Other financing activities	―	(23)	―		―	(23)
Intercompany advances, net	20,643	(34,059)	13,416		―	―
Net cash provided by (used in) financing activities	123,432	(34,082)	(123,153)		71,000	37,197

Net increase (decrease) in cash and equivalents	80,571	(76,877)	2,931		―	6,625
Cash and equivalents at beginning of period	6,387	112,852	67,355		―	186,594
Cash and equivalents at end of period	$86,958	$35,975	$70,286	$	―	$193,219

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
\
Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,337,699	$1,179,165
Land sale revenues	―	6,518
Total revenues	1,337,699	1,185,683
Cost of home sales	(1,062,855)	(932,128)
Cost of land sales	―	(6,367)
Total cost of sales	(1,062,855)	(938,495)
Gross margin	274,844	247,188
Gross margin percentage	20.5%	20.8%
Selling, general and administrative expenses	(156,276)	(136,701)
Income (loss) from unconsolidated joint ventures	3,888	1,189
Other income (expense	(169)	(3,408)
Homebuilding pretax income	122,287	108,268

Financial Services:
Revenues	19,956	17,552
Expenses	(12,375)	(10,616)
Financial services pretax income	7,581	6,936

Income before taxes	129,868	115,204
Provision for income taxes	(47,248)	(42,543)
Net income	82,620	72,661
Less: Net income allocated to unvested restricted stock	(301)	(113)
Net income available to common stockholders	$82,319	$72,548

Income Per Common Share:
Basic	$0.72	$0.60
Diluted	$0.62	$0.52

Weighted Average Common Shares Outstanding:
Basic	114,487,245	120,814,939
Diluted	132,505,435	138,430,580

Cash dividends declared per common share	$0.04	$0.04
Net cash provided by (used in) operating activities	$91,758	$(27,622)
Net cash provided by (used in) investing activities	$(14,359)	$(2,950)
Net cash provided by (used in) financing activities	$(103,533)	$37,197
Adjusted Homebuilding EBITDA (1)	$178,864	$171,230
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

(1) continued
The table set forth below reconciles net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended March 31,		LTM Ended March 31,
	2017	2016	2017	2016
	(Dollars in thousands)

Net income	$82,620	$72,661	$494,689	$254,565
Provision for income taxes	47,248	42,543	273,091	154,632
Homebuilding interest amortized to cost of sales	39,428	30,382	180,747	147,125
Homebuilding depreciation and amortization	12,676	12,012	62,216	47,043
EBITDA (1)	181,972	157,598	1,010,743	603,365
Add:
Amortization of stock-based compensation (1)	4,294	3,786	18,302	16,715
Cash distributions of income from unconsolidated
joint ventures	3,081	450	3,302	3,280
Merger-related purchase accounting adjustments
included in cost of home sales	―	12,677	5,858	76,847
Merger and other one-time costs	986	4,844	12,627	66,374
Less:
Income (loss) from unconsolidated joint ventures	3,888	1,189	6,756	3,606
Income from financial services subsidiaries	7,581	6,936	40,259	22,667
Adjusted Homebuilding EBITDA	$178,864	$171,230	$1,003,817	$740,308
________________
(1)
Beginning with the 2016 third quarter, the Company removed amortization of stock-based compensation as a component of the EBITDA subtotal and began including this amount as an adjusting item to calculate Adjusted Homebuilding EBITDA.   Prior periods presented have been restated to conform to this new presentation.

Discussion and Analysis of CalAtlantic's Results for the Three Months Ended March 31, 2017 with comparisons to the Three Months Ended March 31, 2016

Overview

The Company's 2017 first quarter results reflect a continuation of the housing market recovery and our focus on the execution of our strategy.  We delivered 3,012 homes during the quarter, generating home sale revenues of $1.3 billion, up 13% from the prior year period, on an average selling price of $444 thousand, compared to $432 thousand for the first quarter of 2016.  We reported net income of $82.6 million, or $0.62 per diluted share, as compared to $72.7 million, or $0.52 per diluted share, for the 2016 first quarter.  Homebuilding pretax income for the 2017 first quarter was $122.3 million, compared to $108.3 million in the 2016 first quarter.  Our gross margin from home sales was 20.5% for the first quarter of 2017, compared to 21.0% for the prior year period, and our operating margin from home sales for the 2017 first quarter was 8.9%, compared to 9.4% for the 2016 first quarter.

Homebuilding
	Three Months Ended March 31,
	2017	2016	% Change
	(Dollars in thousands)
Homebuilding revenues:
North	$234,776	$186,555	26%
Southeast	351,103	277,482	27%
Southwest	336,215	343,034	(2%)
West	415,605	378,612	10%
Total homebuilding revenues	$1,337,699	$1,185,683	13%

Homebuilding pretax income:
North	$18,865	$9,570	97%
Southeast	23,716	21,050	13%
Southwest	30,177	26,926	12%
West	49,529	50,722	(2%)
Total homebuilding pretax income	$122,287	$108,268	13%

Homebuilding pretax income as a percentage
of homebuilding revenues:
North	8.0%	5.1%	2.9%
Southeast	6.8%	7.6%	(0.8%)
Southwest	8.9%	7.8%	1.1%
West	11.9%	13.4%	(1.5%)
Total homebuilding pretax income percentage	9.1%	9.1%	―

Homebuilding pretax income for the 2017 first quarter was $122.3 million compared to $108.3 million in the year earlier period.  This increase was primarily attributable to the 13% increase in home sale revenues, which was partially offset by a 50 basis point decrease in gross margin percentage from home sales.  Homebuilding pretax income as a percentage of homebuilding revenues for the 2017 first quarter was flat compared to the prior year period at 9.1%, ranging from up 290 basis points in the North to down 150 basis points in the West.  The North region pretax income as a percentage of homebuilding revenues for the 2016 first quarter was adversely impacted by the fair value accounting applied to homes under construction in connection with the merger with Ryland, with $3.3 million recognized as an increase to cost of sales in the 2016 first quarter, compared to none during the 2017 first quarter. The West region pretax income as a percentage of homebuilding revenues was down 150 basis points primarily due to a mix shift from higher to lower margin communities.  Homebuilding pretax income as a percentage of homebuilding revenues for the 2017 first quarter was relatively consistent with the prior year for our Southeast and Southwest regions.

Revenues

Home sale revenues increased 13%, from $1.2 billion for the 2016 first quarter to $1.3 billion for the 2017 first quarter, primarily as a result of a 10% increase in new home deliveries and a 3% increase in the Company's average home price to $444 thousand.  In the Southwest, revenues decreased 2% in the 2017 first quarter compared to the prior year period, primarily as a result of an 8% decrease in deliveries, partially offset by a 6% increase in average home price.

	Three Months Ended March 31,
	2017	2016	% Change
New homes delivered:
North	683	561	22%
Southeast	881	713	24%
Southwest	786	854	(8%)
West	662	599	11%
Total	3,012	2,727	10%

The increase in new home deliveries for the 2017 first quarter as compared to the prior year period resulted primarily from stronger deliveries in our Southeast, North and West regions, which experienced increased deliveries in the majority of divisions within the regions.  In the Southwest, double digit percentage decreases were experienced in Austin, Houston and Las Vegas, which were partially offset by a 47% increase in deliveries in Colorado.

	Three Months Ended March 31,
	2017	2016	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
North	$344	$332	4%
Southeast	399	389	3%
Southwest	428	402	6%
West	628	622	1%
Total	$444	$432	3%

Our 2017 first quarter consolidated average selling price of $444 thousand increased 3% compared to $432 thousand for the prior year period.  The increase in our consolidated average selling price was primarily attributable to product mix and general price increases within select markets.

Gross Margin

Our 2017 first quarter gross margin percentage from home sales was 20.5% compared to 21.0% in the 2016 first quarter.  The year over year decrease was primarily attributable to a shift in product mix and an increase in direct construction costs per home.  Our 2016 first quarter gross margin from home sales was adversely impacted by required fair value adjustments to homes in backlog and speculative homes under construction acquired in connection with our October 2015 merger with Ryland, with fair value accounting causing us to recognize approximately $12.7 million as an increase to cost of sales during the period.  No such merger related adjustments were required for the 2017 first quarter.

SG&A Expenses

Our 2017 first quarter SG&A expenses (including Corporate G&A) were $156.3 million compared to $136.7 million for the prior year period, up 10 basis points as a percentage of home sale revenues to 11.7% compared to 11.6% for the 2016 first quarter.  Isolating selling expenses from G&A, we continue to leverage our G&A expenses as higher year over year home sale revenues have resulted in G&A expenses as a percentage of home sale revenues improving to 6.2% for the 2017 first quarter compared to 6.3% for the prior year period.  Our selling expenses as a percentage of home sale revenues increased slightly to 5.5% for the 2017 first quarter compared to 5.3% in the prior year period, primarily as a result of a 20 basis point increase in co-broker commissions.

Operating Data

	Three Months Ended March 31,
	2017	2016	% Change	% Absorption Change (1)
Net new orders (2):
North	1,056	891	19%	(3%)
Southeast	1,283	1,201	7%	5%
Southwest	987	1,131	(13%)	1%
West	978	912	7%	26%
Total	4,304	4,135	4%	6%

	Three Months Ended March 31,
	2017	2016	% Change
Cancellation Rates:
North	14%	11%	3%
Southeast	11%	10%	1%
Southwest	13%	11%	2%
West	15%	16%	(1%)
Total	13%	12%	1%

	Three Months Ended March 31,
	2017	2016	% Change
Average selling prices of net new orders:	(Dollars in thousands)
North	$344	$330	4%
Southeast	386	371	4%
Southwest	445	428	4%
West	631	631	―
Total	$445	$435	2%

	Three Months Ended March 31,
	2017	2016	% Change
Average number of selling communities during the period:
North	141	115	23%
Southeast	186	183	2%
Southwest	153	177	(14%)
West	82	96	(15%)
Total	562	571	(2%)
________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

Net new orders for the 2017 first quarter increased 4%, to 4,304 homes, from the prior year period on a 2% decrease in average active selling communities.  Our monthly sales absorption rate was 2.6 per community for the 2017 first quarter, up 6% compared to the 2016 first quarter and up 56% compared to the 2016 fourth quarter.  Although our monthly sales absorption rate of 2.6 per community for the 2017 first quarter was up slightly compared to the 2016 first quarter, the change in our absorption rates varied widely across our regions, from up 26% in the West, to down 3% in the North.  In the West, most divisions experienced strong double digit increases in absorption rate, partially offset by a 2% decrease in Phoenix compared to the prior year period.  The 3% decrease in absorption rate for our North region was driven primarily by decreases in Atlanta and the Mid-Atlantic.  Our cancellation rate for the 2017 first quarter was 13%, up compared to 12% for the 2016 first quarter and down from 20% for the 2016 fourth quarter.  Our 2017 first quarter cancellation rate was down significantly from the average historical cancellation rate of approximately 18% we have experienced over the last 10 years.  At March 31, 2017, we had 555 active selling communities.

	At March 31,
	2017		2016		% Change

Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
North	1,671	$596,498	1,333	$456,243	25%	31%
Southeast	2,195	929,035	2,109	876,617	4%	6%
Southwest	1,815	875,041	2,179	989,226	(17%)	(12%)
West	1,428	858,594	1,398	889,993	2%	(4%)
Total	7,109	$3,259,168	7,019	$3,212,079	1%	1%

The dollar value of our backlog as of March 31, 2017 increased 1% from the year earlier period to $3.3 billion, or 7,109 homes.  The increase in backlog value compared to the prior year period was driven primarily by the 1% increase in units in backlog.  The average home price in our backlog of $458 thousand as of March 31, 2017 was flat compared to the prior year period.

	At March 31,
	2017	2016	% Change
Homesites owned and controlled:
North	14,886	15,495	(4%)
Southeast	23,119	24,020	(4%)
Southwest	13,407	15,007	(11%)
West	13,491	14,370	(6%)
Total (including joint ventures)	64,903	68,892	(6%)

Homesites owned	50,998	51,817	(2%)
Homesites optioned or subject to contract	12,391	15,148	(18%)
Joint venture homesites (1)	1,514	1,927	(21%)
Total (including joint ventures)	64,903	68,892	(6%)

Homesites owned:
Raw lots	11,482	9,765	18%
Homesites under development	14,607	19,468	(25%)
Finished homesites	14,441	11,196	29%
Under construction or completed homes	9,248	9,041	2%
Held for sale	1,220	2,347	(48%)
Total	50,998	51,817	(2%)
________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of March 31, 2017 decreased 6% from the year earlier period and decreased 1% from the 65,424 homesites owned and controlled as of December 31, 2016.  We purchased $165.3 million of land (3,075 homesites) during the 2017 first quarter, of which 34% (based on homesites) were located in the North, 36% in the Southeast, 25% in the Southwest, and 5% in the West.  As of March 31, 2017, we owned or controlled 64,903 homesites, of which 46,392 were owned and actively selling or under development, 13,905 were controlled or under option (including joint venture homesites), and the remaining 4,606 homesites were held for future development or for sale.  Land acquisition remains a key strategic initiative and we continue a disciplined approach in pursuing opportunities across our regions that meet our underwriting standards.

	At March 31,
	2017	2016	% Change
Homes under construction:
Homes under construction (excluding specs)	4,180	4,110	2%
Speculative homes under construction	2,129	2,150	(1%)
Total homes under construction	6,309	6,260	1%

Completed homes:
Completed and unsold homes (excluding models)	1,121	988	13%
Completed and under contract (excluding models)	911	884	3%
Model homes	907	909	(0%)
Total completed homes	2,939	2,781	6%

Homes under construction (excluding speculative homes) as of March 31, 2017 increased 2% compared to March 31, 2016, consistent with our homes in backlog, which were up 1% compared to March 31, 2016.  Speculative homes under construction as of March 31, 2017 decreased 1% from the prior year period, resulting primarily from the 2% year over year decrease in our number of active selling communities.

Financial Services

In the 2017 first quarter our financial services segment reported pretax income of $7.6 million compared to $6.9 million in the year earlier period.  The increase was driven primarily by an increase in margins on loans originated and sold, partially offset by an 8% decrease in the dollar volume of loans originated and sold.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Total Originations:
Loans	1,356	1,451
Principal	$423,822	$451,767
Capture Rate	49%	61%

Loans Sold to Third Parties:
Loans	1,678	1,847
Principal	$527,217	$584,301

Mortgage Loan Origination Product Mix:
FHA loans	16%	17%
Other government loans (VA & USDA)	10%	11%
Total government loans	26%	28%
Conforming loans	70%	67%
Jumbo loans	4%	5%
	100%	100%
Loan Type:
Fixed	96%	93%
ARM	4%	7%
Credit Quality:
Avg. FICO score	738	736
Other Data:
Avg. combined LTV ratio	82%	83%
Full documentation loans	100%	100%

Income Taxes

Our 2017 first quarter provision for income taxes of $47.2 million primarily relates to our $129.9 million of pretax income.  As of March 31, 2017, we had a $328.2 million deferred tax asset which was partially offset by a valuation allowance of $2.5 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $101.0 million of our deferred tax asset related to net operating loss carryforwards is subject to the Section 382 gross annual deduction limitation of $15.6 million for both federal and state purposes.  Additionally, $15.3 million of our state deferred tax asset related to net operating losses is subject to 382 limitations resulting from our October 1, 2015 merger with Ryland, and $5.2 million related to state net operating loss carryfowards that are not limited by Section 382.  The remaining deferred tax asset balance of $206.7 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.

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

For the three months ended March 31, 2017, cash provided by operating activities was $91.8 million as compared to $27.6 million of cash used in operating activities in the year earlier period.  The change in operating activities cash flow during 2017 as compared to the prior year period was driven primarily by a 13% increase in homebuilding revenues and a $77.4 million decrease in cash land purchase and development costs.  As of March 31, 2017, our homebuilding cash balance was $174.2 million, including $30.3 million of restricted cash.

Revolving Credit Facility. As of March 31, 2017, we were party to a $750 million unsecured revolving credit facility, $350 million of which is available for letters of credit, which matures in October 2019.  The facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 0.983% at March 31, 2017) plus 1.75%, or (ii) Prime (4.00% at March 31, 2017) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  The revolving facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On March 31, 2017, no borrowings were outstanding under the facility and the Company had outstanding letters of credit issued under the facility totaling $106.5 million, leaving $643.5 million available under the facility to be drawn.

Our covenant compliance for the revolving facility is set forth in the table below:

Covenant and Other Requirement	Actual at March 31, 2017	Covenant Requirements at March 31, 2017
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$3,317.2	≥	$1,974.6
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.01	≤	2.00
Liquidity or Interest Coverage Ratio (3):
Liquidity	$120.1	≥	$224.5
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (4)	3.14	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (5)	$878.6	≤	$1,241.0
________________
(1)	The mininum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.
(3)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  At March 31, 2017, we met the condition described in clause (ii).

(4)	Consolidated Interest Incurred excludes noncash interest expense.
(5)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.

Letter of Credit Facilities.  As of March 31, 2017, in addition to our $350 million letter of credit sublimit under our revolving credit facility, we were party to four committed letter of credit facilities totaling $40.2 million, of which $26.1 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from August 2017 to October 2017.  As of March 31,

2017, these facilities were secured by cash collateral deposits of $26.6 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.
Senior and Convertible Senior Notes.  As of March 31, 2017, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

March 31, 2017
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
The Company's notes contain various restrictive covenants, including, but not limited to, a limitation on secured indebtedness and a restriction on sale leaseback transactions.  As of March 31, 2017, we were in compliance with the covenants required by our senior notes.
The Company's 1.625% Convertible Senior Notes due 2018 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8664 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.38 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.
The Company's 0.25% Convertible Senior Notes due 2019 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.6080 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.49 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The Company's 1.25% Convertible Senior Notes due 2032 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The

1.25% Convertible Notes will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.9207 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.13 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed. On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.
In April 2017, the Company issued $225 million in aggregate principal amount of senior notes, consisting of $125 million aggregate principal amount of additional notes to the Company's existing 5.875% Senior Notes due 2024 and $100 million aggregate principal amount of additional notes to the Company's existing 5.25% Senior Notes due 2026, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  A portion of the net proceeds of this issuance will be used to repay or repurchase the Company's 8.4% Senior Notes due May 2017.
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
Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2017, only two joint ventures had project specific debt outstanding, which totaled $30.1 million.  This joint venture bank debt was non-recourse to us.  At March 31, 2017, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.
Secured Project Debt and Other Notes Payable.  At March 31, 2017, we had $27.4 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.
Mortgage Credit Facility.  At March 31, 2017, we had $154.5 million outstanding under our mortgage financing subsidiary's mortgage credit facility.  This mortgage credit facility consisted of a $300 million uncommitted repurchase facility with one lender, maturing in June 2017.  This facility requires our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.0 million as of March 31, 2017, and also contains financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of March 31, 2017, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in this facility.
Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our communities and other performance obligations.  At March 31, 2017, we had approximately $918.1 million in surety bonds outstanding

(exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $464.7 million remaining in cost to complete.
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
Dividends.  For the three months ended March 31, 2017 and 2016, we paid a dividend of $0.04 per share on March 30, 2017 and 2016, respectively.  On April 28, 2017 our Board of Directors declared a dividend of $0.04 per share to be paid on June 30, 2017 to holders of record on June 15, 2017.
Stock Repurchases.  On July 27, 2016, our Board of Directors authorized a new $500 million stock repurchase plan that replaces in its entirety its previous $200 million authorization.  During the three months ended March 31, 2017, we did not repurchase any shares of our common stock, and as of March 31, 2017, we had remaining authorization to repurchase $367.4 million of our common stock.
Leverage.  Our homebuilding debt to total book capitalization as of March 31, 2017 was 44.4%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended March 31, 2017 and 2016 was 3.4x and 5.0x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 3.2x and 4.7x, respectively (please see page 26 for the reconciliation of net income, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.
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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At March 31, 2017, we had non-refundable cash deposits outstanding of approximately $56.0 million and capitalized pre-acquisition and other development and construction costs of approximately $16.5 million relating to land purchase and option contracts having a total remaining purchase price of approximately $788.6 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of March 31, 2017, we held ownership interests in 27 homebuilding and land development joint ventures, of which 13 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $30.1 million.  This joint venture debt is non-recourse to us and is scheduled to mature in June 2017.  At March 31, 2017, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

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

There have been no significant changes to our critical accounting policies from those described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 3.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the three months ended March 31, 2017.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  For a portion of its loan originations, CalAtlantic Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, CalAtlantic Mortgage finances these loans under its mortgage credit facilities for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of March 31, 2017, CalAtlantic Mortgage had approximately $156.4 million in closed mortgage loans held for sale and $36.1 million of mortgage loans that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.

CalAtlantic Mortgage also originates a portion of its mortgage loans on a non-presold basis.  When originating mortgage loans on a non-presold basis, CalAtlantic Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, CalAtlantic Mortgage enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by CalAtlantic Mortgage and financed under its mortgage credit facilities for a short period of time (typically for 30 to 45 days) before the loans are sold to third party investors.  CalAtlantic Mortgage utilizes third party hedging software to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist CalAtlantic Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner.  As of March 31, 2017, CalAtlantic Mortgage had approximately $322.3 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	housing market and economic conditions and trends in the geographic markets in which we operate;
•	our land acquisition strategy and our sources of funds relating thereto;
•	litigation outcomes and related costs;
•	plans to purchase notes prior to maturity and engage in debt exchange transactions;
•	the impact of recent accounting standards;
•	amounts remaining to complete relating to existing surety bonds; and
•	our interest rate hedging and derivatives strategy.

Forward-looking statements are based on our current expectations or beliefs regarding future events or circumstances, and you should not place undue reliance on these statements.  Such statements involve known and unknown risks, uncertainties, assumptions and other factors—many of which are out of our control and difficult to forecast—that may cause actual results to differ materially from those that may be described or implied.  Such factors include, but are not limited to, the following:

•	adverse economic developments that negatively impact the demand for homes;
•	the market value and availability of land;
•	the willingness of customers to purchase homes at times when mortgage-financing costs are high or when credit is difficult to obtain;
•	competition with other homebuilders as well as competition from the sellers of existing homes and rental properties;
•	the cost and availability of labor and materials;
•	our ability to obtain suitable bonding for development of our communities;
•	high cancellation rates;
•	the risk of our longer term acquisition strategy;
•	adverse weather conditions, natural disasters and climate change;
•	product liability and warranty claims;
•	the inherent danger of our building sites;
•	our reliance on subcontractors and their ability to construct our homes;
•	risks relating to our mortgage financing activities, including our obligation to repurchase loans we previously sold in the secondary market;
•	our dependence on key employees;
•	risks relating to acquisitions, including integration risks;
•	our failure to maintain the security of our electronic and other confidential information;
•	the adverse effects of negative media publicity;

•	government regulation, including environmental, building, energy efficiency, climate change, worker health, safety, mortgage lending, title insurance, zoning and land use regulation;
•	increased regulation of the mortgage industry;
•	changes to tax laws that make homeownership more expensive;
•	the impact of "slow growth", "no growth" and similar initiatives;
•	our ability to obtain additional capital when needed and at an acceptable cost;
•	the amount of, and our ability to repay, renew or extend, our outstanding debt and its impact on our operations and our ability to obtain financing;
•	our ability to generate cash, including to service our debt;
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

•	other risks discussed in this report and our other filings with the Securities and Exchange Commission, including in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

ITEM 1A.      RISK FACTORS

There has been no material change in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.  For a detailed description of risk factors, refer to Item 1A, "Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2017, we did not repurchase any shares under our repurchase program.

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

101
The following materials from CalAtlantic Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    CALATLANTIC GROUP, INC.
                                                                    (Registrant)

Dated: April 28, 2017	By:	/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)

Dated: April 28, 2017	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)