Form 10-Q
period 2017-06-30
CalAtlantic Group, Inc.
filed 2017-07-28
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

Registrant's shares of common stock outstanding at July 27, 2017: 110,204,545

CALATLANTIC GROUP, INC.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$1,620,614	$1,558,701	$2,958,313	$2,737,866
Land sale revenues	500	19,661	500	26,179
Total revenues	1,621,114	1,578,362	2,958,813	2,764,045
Cost of home sales	(1,297,249)	(1,217,793)	(2,360,104)	(2,149,921)
Cost of land sales	(7)	(19,212)	(7)	(25,579)
Total cost of sales	(1,297,256)	(1,237,005)	(2,360,111)	(2,175,500)
Gross margin	323,858	341,357	598,702	588,545
Selling, general and administrative expenses	(173,997)	(165,694)	(330,273)	(302,395)
Income (loss) from unconsolidated joint ventures	446	223	4,334	1,412
Other income (expense)	(2,675)	(4,415)	(2,844)	(7,823)
Homebuilding pretax income	147,632	171,471	269,919	279,739
Financial Services:
Revenues	20,277	20,539	40,233	38,091
Expenses	(11,661)	(12,393)	(24,036)	(23,009)
Financial services pretax income	8,616	8,146	16,197	15,082

Income before taxes	156,248	179,617	286,116	294,821
Provision for income taxes	(57,254)	(66,857)	(104,502)	(109,400)
Net income	98,994	112,760	181,614	185,421
Less: Net income allocated to unvested restricted stock	(408)	(251)	(705)	(350)
Net income available to common stockholders	$98,586	$112,509	$180,909	$185,071

Income Per Common Share:
Basic	$0.87	$0.95	$1.59	$1.55
Diluted	$0.75	$0.83	$1.38	$1.36

Weighted Average Common Shares Outstanding:
Basic	113,689,435	118,419,937	114,086,136	119,617,438
Diluted	131,636,412	136,088,146	132,079,976	137,277,899

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
	(Unaudited)

Net income	$98,994	$112,760	$181,614	$185,421
Other comprehensive income, net of tax:
Unrealized gain on marketable securities, available for sale	―	―	―	39
Total comprehensive income	$98,994	$112,760	$181,614	$185,460

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$167,833	$191,086
Restricted cash	32,367	28,321
Inventories:
Owned	6,654,990	6,438,792
Not owned	86,618	66,267
Investments in unconsolidated joint ventures	125,768	127,127
Deferred income taxes, net of valuation allowance of $1,925 and $2,456
at June 30, 2017 and December 31, 2016, respectively	312,471	330,378
Goodwill	985,185	970,185
Other assets	233,785	204,489
Total Homebuilding Assets	8,599,017	8,356,645
Financial Services:
Cash and equivalents	47,861	17,041
Restricted cash	21,375	21,710
Mortgage loans held for sale, net	155,180	262,058
Mortgage loans held for investment, net	25,613	24,924
Other assets	17,750	26,666
Total Financial Services Assets	267,779	352,399
Total Assets	$8,866,796	$8,709,044

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$146,383	$211,780
Accrued liabilities	542,568	599,905
Revolving credit facility	―	―
Secured project debt and other notes payable	27,041	27,579
Senior notes payable	3,735,232	3,392,208
Total Homebuilding Liabilities	4,451,224	4,231,472
Financial Services:
Accounts payable and other liabilities	19,374	22,559
Mortgage credit facility	149,828	247,427
Total Financial Services Liabilities	169,202	269,986
Total Liabilities	4,620,426	4,501,458

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
and outstanding at June 30, 2017 and December 31, 2016	―	―
Common stock, $0.01 par value; 600,000,000 shares authorized; 110,204,353 and 114,429,297 shares issued and outstanding at June 30, 2017 and
December 31, 2016, respectively	1,102	1,144
Additional paid-in capital	3,060,402	3,204,835
Accumulated earnings	1,174,374	1,001,779
Accumulated other comprehensive income (loss), net of tax	(172)	(172)
Total Stockholders' Equity	4,235,706	4,207,586
Noncontrolling Interest	10,664	―
Total Equity	4,246,370	4,207,586
Total Liabilities and Equity	$8,866,796	$8,709,044

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$181,614	$185,421
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	(4,334)	(1,412)
Depreciation and amortization	27,672	27,428
Amortization of stock-based compensation	9,216	7,512
Deferred income tax provision	14,866	4,315
Other operating activities	3,104	97
Changes in cash and equivalents due to:
Mortgage loans held for sale	106,893	136,903
Inventories - owned	(178,314)	(271,304)
Inventories - not owned	(34,472)	(19,254)
Other assets	(13,043)	(1,758)
Accounts payable	(65,397)	24,080
Accrued liabilities	(47,213)	(28,414)
Net cash provided by (used in) operating activities	592	63,614

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(25,002)	(22,592)
Distributions of capital from unconsolidated homebuilding joint ventures	8,045	8,115
Net cash paid for acquisitions	(44,477)	―
Other investing activities	(9,793)	(4,166)
Net cash provided by (used in) investing activities	(71,227)	(18,643)

Cash Flows From Financing Activities:
Change in restricted cash	(3,711)	6,063
Borrowings from revolving credit facility	264,450	693,700
Principal payments on revolving credit facility	(264,450)	(693,700)
Principal payments on secured project debt and other notes payable	(615)	(10,169)
Principal payment on senior notes payable	(230,000)	―
Proceeds from the issuance of senior notes payable	579,125	300,000
Payment of debt issuance costs	(4,595)	(2,195)
Net proceeds from (payments on) mortgage credit facility	(97,599)	(128,908)
Repurchases of common stock	(150,014)	(99,829)
Common stock dividend payments	(9,019)	(9,527)
Issuance of common stock under employee stock plans, net of tax withholdings	(5,303)	1,069
Other financing activities	(67)	(199)
Net cash provided by (used in) financing activities	78,202	56,305

Net increase (decrease) in cash and equivalents	7,567	101,276
Cash and equivalents at beginning of period	208,127	186,594
Cash and equivalents at end of period	$215,694	$287,870

Cash and equivalents at end of period	$215,694	$287,870
Homebuilding restricted cash at end of period	32,367	30,833
Financial services restricted cash at end of period	21,375	22,008
Cash and equivalents and restricted cash at end of period	$269,436	$340,711

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q and include the accounts of CalAtlantic Group, Inc., its wholly owned subsidiaries and a variable interest entity in which CalAtlantic Group, Inc. is deemed to be the primary beneficiary.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has been omitted pursuant to applicable rules and regulations.   In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of June 30, 2017 and the results of operations and cash flows for the periods presented.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted.  We do not believe that the adoption of ASU 2016-15 will have a material effect on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash ("ASU 2016-18"), which provides guidance on the classification of restricted cash in the statement of cash flows. ASU 2016-18 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted.  We determined that upon adoption of this new standard, the Company will no longer present the changes within restricted cash in the consolidated statements of cash flows.

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"), which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, and early adoption is permitted.  Once adopted, the Company will be required to analyze any future acquisitions to determine whether the transaction qualifies as a purchase of a business or an asset.  Transaction costs associated with asset acquisitions will be capitalized, while transaction costs associated with a business combination will continue to be expensed as incurred.  In addition, asset acquisitions will not be subject to a measurement period, as are business combinations.  The adoption of ASU 2017-01 may have a future impact on our condensed consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted.  We elected to early adopt ASU 2017-04 for the reporting period beginning January 1, 2017.  Our adoption of ASU 2017-04 did not have a material effect on our condensed consolidated financial statements.

3. Segment Reporting

We operate two principal businesses: homebuilding and financial services.

Our homebuilding operations acquire and develop land and construct and sell single-family attached and detached homes.  In accordance with ASC Topic 280, Segment Reporting ("ASC 280"), we have determined that each of our four homebuilding regions and financial services operations (consisting of our mortgage financing and title operations) are our operating segments.  Our four homebuilding reportable segments include:  North, consisting of our divisions in Georgia, Delaware, Illinois, Indiana, Maryland, Minnesota, New Jersey, Pennsylvania, Virginia and Washington D.C.; Southeast, consisting of our divisions in Florida and the Carolinas; Southwest, consisting of our divisions in Texas, Colorado, Nevada and Utah; and West, consisting of our divisions in California, Arizona and Washington.

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

Segment financial information relating to the Company's homebuilding operations was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Homebuilding revenues:
North	$331,071	$241,274	$565,847	$427,829
Southeast	429,269	386,836	780,372	664,318
Southwest	406,636	433,603	742,851	776,637
West	454,138	516,649	869,743	895,261
Total homebuilding revenues	$1,621,114	$1,578,362	$2,958,813	$2,764,045

Homebuilding pretax income (1):
North	$29,732	$17,980	$48,597	$27,550
Southeast	31,885	31,772	55,601	52,822
Southwest	38,932	46,907	69,109	73,833
West	47,083	74,812	96,612	125,534
Total homebuilding pretax income	$147,632	$171,471	$269,919	$279,739

Homebuilding income (loss) from unconsolidated joint ventures:
North	$155	$67	$447	$374
Southeast	―	(19)	―	437
Southwest	154	257	263	824
West	137	(82)	3,624	(223)
Total homebuilding income (loss) from unconsolidated joint ventures	$446	$223	$4,334	$1,412
__________________
(1)
Homebuilding pretax income includes depreciation and amortization expense of $2.2 million, $4.2 million, $3.0 million and $5.5 million, respectively, in the North, Southeast, Southwest and West for the quarter ended June 30, 2017 and $1.5 million, $4.2 million, $3.2 million and $6.5 million, respectively, in the North, Southeast, Southwest and West for the quarter ended June 30, 2016.  Homebuilding pretax income includes depreciation and amortization expense of $3.6 million, $7.7 million, $5.5 million and $10.8 million, respectively, in the North, Southeast, Southwest and West for the six months ended June 30, 2017 and $2.7 million, $7.0 million, $5.9 million and $11.8 million, respectively, in the North, Southeast, Southwest and West for the six months ended June 30, 2016.

Segment financial information relating to the Company's homebuilding assets was as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Homebuilding assets:
North	$1,279,502	$1,181,544
Southeast	2,342,138	2,253,289
Southwest	1,839,474	1,842,869
West	2,537,127	2,500,163
Corporate	600,776	578,780
Total homebuilding assets	$8,599,017	$8,356,645

Homebuilding investments in unconsolidated joint ventures:
North	$5,726	$5,691
Southeast	162	334
Southwest	5,393	6,085
West	114,487	115,017
Total homebuilding investments in unconsolidated joint ventures	$125,768	$127,127

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$98,994	$112,760	$181,614	$185,421
Less: Net income allocated to unvested restricted stock	(408)	(251)	(705)	(350)
Net income available to common stockholders for basic
earnings per common share	98,586	112,509	180,909	185,071
Effect of dilutive securities:
Interest on 1.625% convertible senior notes due 2018	94	91	468	453
Interest on 0.25% convertible senior notes due 2019	85	82	423	410
Interest on 1.25% convertible senior notes due 2032	64	62	320	310
Net income available to common stock for diluted
earnings per share	$98,829	$112,744	$182,120	$186,244

Denominator:
Weighted average basic common shares outstanding	113,689,435	118,419,937	114,086,136	119,617,438
Effect of dilutive securities:
Share-based awards	821,628	583,264	868,491	575,516
1.625% convertible senior notes due 2018	7,171,943	7,163,865	7,171,943	7,163,865
0.25% convertible senior notes due 2019	3,641,157	3,637,091	3,641,157	3,637,091
1.25% convertible senior notes due 2032	6,312,249	6,283,989	6,312,249	6,283,989
Weighted average diluted shares outstanding	131,636,412	136,088,146	132,079,976	137,277,899

Income per common share:
Basic	$0.87	$0.95	$1.59	$1.55
Diluted	$0.75	$0.83	$1.38	$1.36

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

Total compensation expense recognized related to stock-based compensation was $4.9 million and $3.7 million for the three months ended June 30, 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, we recognized stock-based compensation expense of $9.2 million and $7.5 million, respectively.  As of June 30, 2017, total unrecognized stock-based compensation expense was $36.6 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 2.1 years.

6. Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At June 30, 2017, cash and equivalents included $80.6 million of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

At June 30, 2017, homebuilding restricted cash represented $32.4 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued.  Financial services restricted cash as of June 30, 2017 consisted of $17.7 million held in cash collateral accounts primarily related to certain letters of credit that have been issued, $3.0 million related to our financial services subsidiary mortgage credit facility and $0.7 million related to funds held in trust for third parties.

7. Marketable Securities, Available-for-sale

The Company's investment portfolio includes mainly municipal debt securities and metropolitan district bond securities, which are included in homebuilding other assets in the accompanying condensed consolidated balance sheets.  As defined in ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), the Company considers its investment portfolio to be available-for-sale.  Accordingly, these investments are recorded at their fair values.  The cost of securities sold is based on an average-cost basis.  Unrealized gains and losses on these investments are included in accumulated other comprehensive income (loss), net of tax, within stockholders' equity.  At June 30, 2017, accumulated other comprehensive income (loss) included unrealized losses of $172,000 on available-for-sale marketable securities.  Realized earnings associated with the Company's available-for-sale marketable securities, which included interest and dividends totaled $173,000 for the six months ended June 30, 2017, and were included in homebuilding other income (expense) in the accompanying condensed consolidated statements of operations.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  At June 30, 2017, the Company believes that the cost bases for its available-for-sale securities were recoverable in all material respects.

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	June 30, 2017			December 31, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Type of security:
Municipal bond and metropolitan district securities	$ 24,994	$ (465)	$ 24,529	$ 18,563	$ (465)	$ 18,098

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

June 30, 2017
(Dollars in thousands)
Contractual maturity:
Maturing in one year or less	$ ―
Maturing after three years	24,529
Total marketable securities, available-for-sale	$24,529

8. Inventories

a. Inventories Owned

Inventories owned consisted of the following at:

	June 30, 2017
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development (1)	$356,324	$1,079,342	$434,607	$1,286,105	$3,156,378
Homes completed and under construction	514,386	789,607	890,181	847,383	3,041,557
Model homes	59,446	130,048	113,436	154,125	457,055
Total inventories owned	$930,156	$1,998,997	$1,438,224	$2,287,613	$6,654,990

	December 31, 2016
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development (1)	$445,245	$1,177,646	$594,585	$1,410,264	$3,627,740
Homes completed and under construction	327,421	585,938	710,509	680,241	2,304,109
Model homes	79,306	132,968	116,575	178,094	506,943
Total inventories owned	$851,972	$1,896,552	$1,421,669	$2,268,599	$6,438,792
__________________
(1)
During the six months ended June 30, 2017, we purchased $427.7 million of land (6,651 homesites), of which 33% (based on homesites) were located in the North, 30% in the Southeast, 17% in the Southwest, and 20% in the West. During the year ended December 31, 2016, we purchased $960.8 million of land (13,566 homesites), of which 25% (based on homesites) were located in the North, 25% in the Southeast, 24% in the Southwest, and 26% in the West.

In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  We perform a detailed budget and cash flow review of all of our real estate communities (including actively selling communities, future communities and communities on hold/inactive) on a semi-annual basis throughout each fiscal year to, among other things, determine whether the community's estimated remaining undiscounted future cash flows are more or less than the carrying value of the inventory balance.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a community under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of June 30, 2017 and 2016, the total active and future communities that we owned were 870 and 876, respectively.  During the three months ended June 30, 2017 and 2016, we reviewed all communities for indicators of impairment and based on our review we did not record any inventory impairments during these periods.

During the three months ended June 30, 2017, we acquired the homebuilding operations (representing approximately 19 current and future communities) from a Seattle-based developer and homebuilder for total consideration of $44.5 million, which we accounted for as a business combination in accordance with ASC Topic 805, Business Combinations.  As a result of this transaction, we recorded approximately $25.7 million of inventories owned, $3.9 million of inventories not owned, $15.0 million of goodwill and $0.1 million of other accrued liabilities and other debt.  As of June 30, 2017, these amounts are subject to change as we have not yet finalized the purchase price allocation of the real estate assets acquired in this transaction.

b. Inventories Not Owned

Inventories not owned as of June 30, 2017 and December 31, 2016 consisted of land purchase and lot option deposits outstanding at the end of each period, and purchase price allocated to lot option contracts assumed in connection with business acquisitions. Under ASC Topic 810, Consolidation ("ASC 810"), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

9. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent communities that are actively selling or under development as well as investments in homebuilding and land development unconsolidated joint ventures.  During the six months ended June 30, 2017 and 2016, our qualified assets exceeded our debt, and as a result, all of our homebuilding interest incurred during the six months ended June 30, 2017 and 2016 was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	(Dollars in thousands)

Total interest incurred (1)		$52,168		$55,610		$103,873		$118,335
Less: Interest capitalized to inventories owned (1)		(51,338)		(54,564)		(102,213)		(116,409)
Less: Interest capitalized to investments in unconsolidated joint ventures		(830)		(1,046)		(1,660)		(1,926)
Interest expense	$	―	$	―	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$52,347		$40,528		$91,775		$70,731
Interest previously capitalized to inventories owned, included in cost of land sales	$	―		$1,302	$	―		$1,481
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures		$8	$	―		$8	$	―
Interest capitalized in ending inventories owned (2)		$376,638		$350,210		$376,638		$350,210
Interest capitalized as a percentage of inventories owned		5.7%		5.5%		5.7%		5.5%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$4,515		$4,313		$4,515		$4,313
Interest capitalized as a percentage of investments in unconsolidated joint ventures		3.6%		2.9%		3.6%		2.9%
__________________
(1)
Total interest incurred and interest capitalized to inventories owned during the six months ended June 30, 2016 includes a $9 million increase related to the valuation of the 1.625% convertible senior notes that was completed during the 2016 first quarter.

(2)
During the three and six months ended June 30, 2017, in connection with lot purchases from our joint ventures, $0 and $0.5 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

10.  Investments in Unconsolidated Land Development and Homebuilding Joint Ventures

Income (loss) from unconsolidated joint ventures reflected in the accompanying condensed consolidated statements of operations represents our share of the income (loss) of our unconsolidated land development and homebuilding joint ventures, which is allocated based on the provisions of the underlying joint venture operating agreements less any additional impairments, if any, recorded against our investments in joint ventures which we do not deem recoverable.  In addition, we defer recognition of our share of income that relates to lots purchased by us from land development joint ventures until we ultimately sell the homes to be constructed to third parties, at which time we account for these earnings as a reduction of the cost basis of the lots purchased from these joint ventures.

During each of the six months ended June 30, 2017 and 2016, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture communities were determined to be impaired for the six months ended June 30, 2017 or 2016.

Our investments in unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of June 30, 2017, with the exception of one homebuilding joint venture that we consolidated during the 2017 first quarter in accordance with ASC 810, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs and we did not have a controlling interest, or, if they were a VIE, we were not deemed to be the primary beneficiary.  During the 2017 first quarter, we entered into a homebuilding joint venture with an unrelated party.  Based on our assessment of the joint venture's operating agreement in accordance with ASC 810, we determined that this joint venture is a consolidated VIE where CalAtlantic Group, Inc. is the primary beneficiary that has both (i) the power to direct the activities of the entity that most significantly impact the entity's economic performance and (ii) the obligation to absorb the expected losses of the entity and right to receive benefits from the entity that could be potentially significant to the joint venture.  As a result of consolidating this VIE, we have $10.7 million of noncontrolling interest reflected in the accompanying condensed consolidated balance sheets as of June 30, 2017.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)

Warranty accrual, beginning of the period	$43,932	$40,691
Warranty costs accrued during the period	10,699	10,823
Warranty costs paid during the period	(11,986)	(9,941)
Warranty accrual, end of the period	$42,645	$41,573

12.  Revolving Credit Facility and Letter of Credit Facilities

As of June 30, 2017, we were party to a $750 million unsecured revolving credit facility, $350 million of which is available for letters of credit, which matures in October 2019.  The facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 1.23% at June 30, 2017) plus 1.75%, or (ii) Prime (4.25% at June 30, 2017) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  We were in compliance with all of the revolving facility covenants as of June 30, 2017. The revolving facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On June 30, 2017, we had no borrowings outstanding under the facility and had outstanding letters of credit issued under the facility totaling $94.7 million, leaving $655.3 million available under the facility to be drawn.

As of June 30, 2017, in addition to our $350 million letter of credit sublimit under our revolving facility, we were party to four committed letter of credit facilities totaling $48.0 million, of which $25.9 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2017 to August 2020.  As of June 30, 2017, these facilities were secured by cash collateral deposits of $26.4 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

13.  Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At June 30, 2017, we had approximately $27.0 million outstanding in secured project debt and other notes payable.

14.  Senior Notes Payable

Senior notes payable consisted of the following at:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)

8.4% Senior Notes due May 2017	$ ―	$235,175
8.375% Senior Notes due May 2018	574,695	574,501
1.625% Convertible Senior Notes due May 2018	221,916	220,236
0.25% Convertible Senior notes due June 2019	256,616	253,777
6.625% Senior Notes due May 2020	316,923	319,909
8.375% Senior Notes due January 2021	395,804	395,246
6.25% Senior Notes due December 2021	297,861	297,623
5.375% Senior Notes due October 2022	249,297	249,230
5.875% Senior Notes due November 2024	426,633	296,982
5.25% Senior Notes due June 2026	395,204	297,483
5.00% Senior Notes due June 2027	347,419	―
1.25% Convertible Senior Notes due August 2032	252,864	252,046
	$3,735,232	$3,392,208

The carrying amount of our senior notes listed above are net of debt issuance costs and any discounts and premiums that are amortized to interest costs over the respective terms of the notes.

The Company's 1.625% Convertible Senior Notes due 2018 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes bear interest at a rate of 1.625% per year and will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8753 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.37 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes bear interest at a rate of 0.25% per year and will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.6118 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.47 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.25% Convertible Notes bear interest at a rate of 1.25% per year and will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.9496 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.08 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed.  On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.

Our senior notes payable are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our Convertible Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants, including, but not limited to, a limitation on secured indebtedness and a restriction on sale leaseback transactions.  As of June 30, 2017, we were in compliance with the covenants required by our senior notes.

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

In April 2017, the Company issued $225 million in aggregate principal amount of senior notes, consisting of $125 million aggregate principal amount of additional notes to the Company's existing 5.875% Senior Notes due 2024 and $100 million aggregate principal amount of additional notes to the Company's existing 5.25% Senior Notes due 2026, each of which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  A portion of the net proceeds of this issuance were used to repay the remaining $230 million principal balance of our 8.4% Senior Notes upon maturity in May 2017.

During June 2017, the Company issued $350 million in aggregate principal amount of 5.00% Senior Notes due 2027, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.

15.  Mortgage Credit Facility

At June 30, 2017, we had $149.8 million outstanding under our mortgage financing subsidiary's mortgage credit facility.  This mortgage credit facility consisted of a $300 million uncommitted repurchase facility with one lender, maturing in June 2018. This facility requires our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.0 million as of June 30, 2017, and also contains financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2017, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in this facility.
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

• Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments measured at fair value on a recurring basis:

		Fair Value at
Description	Fair Value Hierarchy	June 30, 2017	December 31, 2016
		(Dollars in thousands)

Marketable securities, available-for-sale
Municipal debt securities	Level 2	$9,387	$9,387
Metropolitan district bond securities	Level 3	$15,142	$8,711
Mortgage loans held for sale	Level 2	$158,804	$265,542

Marketable Securities, Available-for-sale

Marketable securities that are available-for-sale are comprised mainly of municipal debt securities and metropolitan district bond securities.  The Company's municipal debt securities are valued based on quoted market prices of similar instruments, which uses Level 2 inputs, and the metropolitan district bond securities are based on a discounted future cash flow model, which uses Level 3 inputs.  The primary unobservable inputs used in our discounted cash flow model are (1) the forecasted number of homes to be closed, as homes drive increases to the taxpaying base for the metropolitan district, (2) the forecasted assessed value of those closed homes and (3) the discount rate.

Mortgage loans held for sale

Mortgage loans held for sale consist of FHA, VA, USDA and agency first mortgages on single-family residences which are eligible for sale to FNMA/FHLMC, GNMA or other investors, as applicable.  Fair values of these loans are based on quoted prices from third party investors when preselling loans.

Financial instruments for which we have not elected the fair value option in accordance with ASC 825:

		June 30, 2017		December 31, 2016
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$25,613	$25,613	$24,924	$24,924
Homebuilding liabilities:
Senior and convertible senior notes payable, net	Level 2	$3,735,232	$4,014,703	$3,392,208	$3,617,838

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

The fair value of our cash and equivalents, restricted cash, accounts payable and accrued liabilities, secured project debt and other notes payable, revolving credit facility, and mortgage credit facility approximate their carrying amounts due to the short-term nature and/or variable interest rate attribute of these assets and liabilities.

17.  Commitments and Contingencies

a. Land Purchase and Option Agreements

We are subject to obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require us to provide a cash deposit or deliver a letter of credit in favor of the seller, and our purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the near-term use of funds from our corporate financing sources.  Option contracts generally require a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under a letter of credit provided by us with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2017, we had non-refundable cash deposits outstanding of approximately $76.9 million and capitalized pre-acquisition and other development and construction costs of approximately $31.9 million relating to land purchase and option contracts having a total remaining purchase price of approximately $1,058.3 million.

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

b. Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of June 30, 2017, we held ownership interests in 27 homebuilding and land development joint ventures, of which 13 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $30.2 million.  This joint venture bank debt is non-recourse to us and is scheduled to mature in September 2017.  At June 30, 2017, we had no joint venture surety bonds outstanding.

c. Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our communities.  At June 30, 2017, we had approximately $947.5 million in surety bonds outstanding, with respect to which we had an estimated $500.3 million remaining in cost to complete.

d. Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  CalAtlantic Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $338.6 million at June 30, 2017 and carried a weighted average interest rate of approximately 3.6%.  Interest rate risks related to these obligations are mitigated by CalAtlantic Mortgage through the preselling of loans to investors or through its interest rate hedging program.  As of June 30, 2017, CalAtlantic Mortgage had approximately $154.8 million in closed mortgage loans held for sale and $23.4 million of mortgage loans in process that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.  In addition, as of June 30, 2017, CalAtlantic Mortgage had approximately $315.2 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, substantially all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

Substantially all of the loans originated by CalAtlantic Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to CalAtlantic Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  During the six months ended June 30, 2017 and 2016, CalAtlantic Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.1 million and $0.1 million, respectively.  As of June 30, 2017 and December 31, 2016, CalAtlantic Mortgage had indemnity and repurchase allowances related to loans sold of approximately $3.7 million.  In addition, during the six months ended June 30, 2017 and 2016, CalAtlantic Mortgage made make-whole payments of $0 and $0.1 million, respectively.

e. Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover the estimated costs of our self-insurance liability based on an analysis performed by an independent third party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs.  Our total insurance and litigation accruals as of June 30, 2017 and December 31, 2016 were $232.8 million and $233.5 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ materially from our currently estimated amounts.

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

Our 2017 second quarter provision for income taxes of $57.3 million primarily related to our $156.2 million of pretax income.  As of June 30, 2017, we had a $314.4 million deferred tax asset which was partially offset by a valuation allowance of $1.9 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $96.1 million of our deferred tax asset related to net operating loss carryforwards is subject to the Internal Revenue Code Section 382 gross annual deduction limitation of $15.6 million for both federal and state purposes.  Additionally, $15.3 million of our state deferred tax asset related to net operating losses is subject to 382 limitations resulting from our October 1, 2015 merger with Ryland, and $4.8 million related to state net operating loss carryforwards that are not limited by Section 382.  The remaining deferred tax asset balance of $198.2 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.   As of June 30, 2017 and December 31, 2016, our liability for unrecognized tax benefits was $13.3 million and $12.1 million, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, as of June 30, 2017, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2012 through 2016.

19.  Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$116,638	$84,335

20.  Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 14 "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2017
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$731,311	$662,781	$227,022	$	―	$1,621,114
Cost of sales	(592,162)	(531,235)	(173,859)		―	(1,297,256)
Gross margin	139,149	131,546	53,163		―	323,858
Selling, general and administrative expenses	(70,729)	(83,694)	(19,574)		―	(173,997)
Income (loss) from unconsolidated joint ventures	351	165	(70)		―	446
Equity income of subsidiaries	58,400	―	―		(58,400)	―
Interest income (expense), net	720	(525)	(195)		―	―
Other income (expense)	(3,911)	(228)	1,464		―	(2,675)
Homebuilding pretax income	123,980	47,264	34,788		(58,400)	147,632
Financial Services:
Financial services pretax income	―	―	8,616		―	8,616
Income before taxes	123,980	47,264	43,404		(58,400)	156,248
Provision for income taxes	(24,986)	(21,900)	(10,368)		―	(57,254)
Net income	$98,994	$25,364	$33,036		$(58,400)	$98,994

	Three Months Ended June 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$648,800	$676,049	$253,513	$	―	$1,578,362
Cost of sales	(516,882)	(535,832)	(184,291)		―	(1,237,005)
Gross margin	131,918	140,217	69,222		―	341,357
Selling, general and administrative expenses	(71,235)	(76,915)	(17,544)		―	(165,694)
Income (loss) from unconsolidated joint ventures	57	256	(90)		―	223
Equity income of subsidiaries	79,867	―	―		(79,867)	―
Interest income (expense), net	1,273	(934)	(339)		―	―
Other income (expense)	(3,668)	(668)	(79)		―	(4,415)
Homebuilding pretax income	138,212	61,956	51,170		(79,867)	171,471
Financial Services:
Financial services pretax income	―	―	8,146		―	8,146
Income before taxes	138,212	61,956	59,316		(79,867)	179,617
Provision for income taxes	(25,452)	(26,074)	(15,331)		―	(66,857)
Net income	$112,760	$35,882	$43,985		$(79,867)	$112,760

20.  Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Six Months Ended June 30, 2017
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,308,579	$1,203,305	$446,929	$	―	$2,958,813
Cost of sales	(1,063,459)	(962,787)	(333,865)		―	(2,360,111)
Gross margin	245,120	240,518	113,064		―	598,702
Selling, general and administrative expenses	(135,437)	(157,085)	(37,751)		―	(330,273)
Income (loss) from unconsolidated joint ventures	1,025	298	3,011		―	4,334
Equity income of subsidiaries	115,997	―	―		(115,997)	―
Interest income (expense), net	1,594	(1,205)	(389)		―	―
Other income (expense)	(5,898)	(256)	3,310		―	(2,844)
Homebuilding pretax income	222,401	82,270	81,245		(115,997)	269,919
Financial Services:
Financial services pretax income	―	―	16,197		―	16,197
Income before taxes	222,401	82,270	97,442		(115,997)	286,116
Provision for income taxes	(40,787)	(38,623)	(25,092)		―	(104,502)
Net income	$181,614	$43,647	$72,350		$(115,997)	$181,614

	Six Months Ended June 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,110,538	$1,210,503	$443,004	$	―	$2,764,045
Cost of sales	(889,723)	(965,834)	(319,943)		―	(2,175,500)
Gross margin	220,815	244,669	123,061		―	588,545
Selling, general and administrative expenses	(126,286)	(144,761)	(31,348)		―	(302,395)
Income (loss) from unconsolidated joint ventures	746	400	266		―	1,412
Equity income of subsidiaries	134,034	―	―		(134,034)	―
Interest income (expense), net	2,610	(1,899)	(711)		―	―
Other income (expense)	(7,283)	(479)	(61)		―	(7,823)
Homebuilding pretax income	224,636	97,930	91,207		(134,034)	279,739
Financial Services:
Financial services pretax income	―	―	15,082		―	15,082
Income before taxes	224,636	97,930	106,289		(134,034)	294,821
Provision for income taxes	(39,215)	(43,548)	(26,637)		―	(109,400)
Net income	$185,421	$54,382	$79,652		$(134,034)	$185,421

20.  Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	June 30, 2017
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$41,081	$31,168	$95,584	$	―	$167,833
Restricted cash	―	―	32,367		―	32,367
Intercompany receivables	2,118,245	―	320,924		(2,439,169)	―
Inventories:
Owned	2,970,751	2,278,861	1,405,378		―	6,654,990
Not owned	42,190	32,927	11,501		―	86,618
Investments in unconsolidated joint ventures	4,889	4,228	116,651		―	125,768
Investments in subsidiaries	2,069,205	―	―		(2,069,205)	―
Deferred income taxes, net	319,114	―	―		(6,643)	312,471
Goodwill	970,185	―	15,000		―	985,185
Other assets	171,854	41,231	20,700		―	233,785
Total Homebuilding Assets	8,707,514	2,388,415	2,018,105		(4,515,017)	8,599,017
Financial Services:
Cash and equivalents	―	―	47,861		―	47,861
Restricted cash	―	―	21,375		―	21,375
Mortgage loans held for sale, net	―	―	155,180		―	155,180
Mortgage loans held for investment, net	―	―	25,613		―	25,613
Other assets	―	―	19,551		(1,801)	17,750
Total Financial Services Assets	―	―	269,580		(1,801)	267,779
Total Assets	$8,707,514	$2,388,415	$2,287,685		$(4,516,818)	$8,866,796

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$67,733	$58,565	$20,085	$	―	$146,383
Accrued liabilities and intercompany payables	323,820	1,276,865	1,068,572		(2,126,689)	542,568
Secured project debt and other notes payable	345,023	―	2,942		(320,924)	27,041
Senior notes payable	3,735,232	―	―		―	3,735,232
Total Homebuilding Liabilities	4,471,808	1,335,430	1,091,599		(2,447,613)	4,451,224
Financial Services:
Accounts payable and other liabilities	―	―	19,374		―	19,374
Mortgage credit facility	―	―	149,828		―	149,828
Total Financial Services Liabilities	―	―	169,202		―	169,202
Total Liabilities	4,471,808	1,335,430	1,260,801		(2,447,613)	4,620,426

Equity:
Total Stockholders' Equity	4,235,706	1,052,985	1,016,220		(2,069,205)	4,235,706
Noncontrolling interest	―	―	10,664		―	10,664
Total Equity	4,235,706	1,052,985	1,026,884		(2,069,205)	4,246,370
Total Liabilities and Equity	$8,707,514	$2,388,415	$2,287,685		$(4,516,818)	$8,866,796

20.  Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$105,261	$38,211	$47,614	$	―	$191,086
Restricted cash	―	―	28,321		―	28,321
Intercompany receivables	2,045,773	―	334,926		(2,380,699)	―
Inventories:
Owned	2,825,234	2,277,840	1,335,718		―	6,438,792
Not owned	30,953	32,596	2,718		―	66,267
Investments in unconsolidated joint ventures	4,469	4,923	117,735		―	127,127
Investments in subsidiaries	1,954,418	―	―		(1,954,418)	―
Deferred income taxes, net	337,021	―	―		(6,643)	330,378
Goodwill	970,185	―	―		―	970,185
Other assets	165,214	36,725	2,550		―	204,489
Total Homebuilding Assets	8,438,528	2,390,295	1,869,582		(4,341,760)	8,356,645
Financial Services:
Cash and equivalents	―	―	17,041		―	17,041
Restricted cash	―	―	21,710		―	21,710
Mortgage loans held for sale, net	―	―	262,058		―	262,058
Mortgage loans held for investment, net	―	―	24,924		―	24,924
Other assets	―	―	28,467		(1,801)	26,666
Total Financial Services Assets	―	―	354,200		(1,801)	352,399
Total Assets	$8,438,528	$2,390,295	$2,223,782		$(4,343,561)	$8,709,044

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$92,611	$78,729	$40,440	$	―	$211,780
Accrued liabilities and intercompany payables	387,098	1,302,228	964,796		(2,054,217)	599,905
Secured project debt and other notes payable	359,025	―	3,480		(334,926)	27,579
Senior notes payable	3,392,208	―	―		―	3,392,208
Total Homebuilding Liabilities	4,230,942	1,380,957	1,008,716		(2,389,143)	4,231,472
Financial Services:
Accounts payable and other liabilities	―	―	22,559		―	22,559
Mortgage credit facility	―	―	247,427		―	247,427
Total Financial Services Liabilities	―	―	269,986		―	269,986
Total Liabilities	4,230,942	1,380,957	1,278,702		(2,389,143)	4,501,458

Equity:
Total Equity	4,207,586	1,009,338	945,080		(1,954,418)	4,207,586
Total Liabilities and Equity	$8,438,528	$2,390,295	$2,223,782		$(4,343,561)	$8,709,044

20.  Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2017
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(161,020)	$10,352	$151,260	$	―	$592

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(137)	(59)	(24,806)		―	(25,002)
Distributions of capital from unconsolidated homebuilding joint ventures	500	1,117	6,428		―	8,045
Net cash paid for acquisitions	―	―	(44,477)		―	(44,477)
Loan to parent and subsidiaries	―	―	12,596		(12,596)	―
Other investing activities	(1,283)	(979)	(7,531)		―	(9,793)
Net cash provided by (used in) investing activities	(920)	79	(57,790)		(12,596)	(71,227)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(3,711)		―	(3,711)
Borrowings from revolving credit facility	264,450	―	―		―	264,450
Principal payments on revolving credit facility	(264,450)	―	―		―	(264,450)
Principal payments on secured project debt and other notes payable	―	―	(615)		―	(615)
Principal payment on senior notes payable	(230,000)	―	―		―	(230,000)
Proceeds from the issuance of senior notes payable	579,125	―	―		―	579,125
Payment of debt issuance costs	(4,595)	―	―		―	(4,595)
Loan from subsidiary	(12,596)	―	―		12,596	―
Net proceeds from (payments on) mortgage credit facility	―	―	(97,599)		―	(97,599)
(Contributions to) distributions from Corporate and subsidiaries	1,210	―	(1,210)		―	―
Repurchases of common stock	(150,014)	―	―		―	(150,014)
Common stock dividend payments	(9,019)	―	―		―	(9,019)
Issuance of common stock under employee stock plans, net of tax withholdings	(5,303)	―	―		―	(5,303)
Other financing activities	―	―	(67)		―	(67)
Intercompany advances, net	(71,048)	(17,474)	88,522		―	―
Net cash provided by (used in) financing activities	97,760	(17,474)	(14,680)		12,596	78,202

Net increase (decrease) in cash and equivalents	(64,180)	(7,043)	78,790		―	7,567
Cash and equivalents at beginning of period	105,261	38,211	64,655		―	208,127
Cash and equivalents at end of period	$41,081	$31,168	$143,445	$	―	$215,694

	Six Months Ended June 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(148,603)	$77,589	$134,628	$	―	$63,614

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(178)	(78)	(22,336)		―	(22,592)
Distributions of capital from unconsolidated homebuilding joint ventures	1,107	110	6,898		―	8,115
Loan to parent and subsidiaries	―	―	41,000		(41,000)	―
Other investing activities	279	(976)	(3,469)		―	(4,166)
Net cash provided by (used in) investing activities	1,208	(944)	22,093		(41,000)	(18,643)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	6,063		―	6,063
Borrowings from revolving credit facility	693,700	―	―		―	693,700
Principal payments on revolving credit facility	(693,700)	―	―		―	(693,700)
Principal payments on secured project debt and other notes payable	(9,974)	―	(195)		―	(10,169)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issue costs	(2,195)	―	―		―	(2,195)
Loan from subsidiary	(41,000)	―	―		41,000	―
Net proceeds from (payments on) mortgage credit facility	―	―	(128,908)		―	(128,908)
(Contributions to) distributions from Corporate and subsidiaries	8,300	―	(8,300)		―	―
Repurchases of common stock	(99,829)	―	―		―	(99,829)
Common stock dividend payments	(9,527)	―	―		―	(9,527)
Issuance of common stock under employee stock plans, net of tax withholdings	1,069	―	―		―	1,069
Other financing activities	―	(199)	―		―	(199)
Intercompany advances, net	122,427	(130,705)	8,278		―	―
Net cash provided by (used in) financing activities	269,271	(130,904)	(123,062)		41,000	56,305

Net increase (decrease) in cash and equivalents	121,876	(54,259)	33,659		―	101,276
Cash and equivalents at beginning of period	6,387	112,852	67,355		―	186,594
Cash and equivalents at end of period	$128,263	$58,593	$101,014	$	―	$287,870

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,620,614	$1,558,701	$2,958,313	$2,737,866
Land sale revenues	500	19,661	500	26,179
Total revenues	1,621,114	1,578,362	2,958,813	2,764,045
Cost of home sales	(1,297,249)	(1,217,793)	(2,360,104)	(2,149,921)
Cost of land sales	(7)	(19,212)	(7)	(25,579)
Total cost of sales	(1,297,256)	(1,237,005)	(2,360,111)	(2,175,500)
Gross margin	323,858	341,357	598,702	588,545
Gross margin percentage	20.0%	21.6%	20.2%	21.3%
Selling, general and administrative expenses	(173,997)	(165,694)	(330,273)	(302,395)
Income (loss) from unconsolidated joint ventures	446	223	4,334	1,412
Other income (expense)	(2,675)	(4,415)	(2,844)	(7,823)
Homebuilding pretax income	147,632	171,471	269,919	279,739

Financial Services:
Revenues	20,277	20,539	40,233	38,091
Expenses	(11,661)	(12,393)	(24,036)	(23,009)
Financial services pretax income	8,616	8,146	16,197	15,082

Income before taxes	156,248	179,617	286,116	294,821
Provision for income taxes	(57,254)	(66,857)	(104,502)	(109,400)
Net income	98,994	112,760	181,614	185,421
Less: Net income allocated to unvested restricted stock	(408)	(251)	(705)	(350)
Net income available to common stockholders	$98,586	$112,509	$180,909	$185,071

Income Per Common Share:
Basic	$0.87	$0.95	$1.59	$1.55
Diluted	$0.75	$0.83	$1.38	$1.36

Weighted Average Common Shares Outstanding:
Basic	113,689,435	118,419,937	114,086,136	119,617,438
Diluted	131,636,412	136,088,146	132,079,976	137,277,899

Cash dividends declared per common share	$0.04	$0.04	$0.08	$0.08
Net cash provided by (used in) operating activities	$(91,166)	$91,236	$592	$63,614
Net cash provided by (used in) investing activities	$(56,868)	$(15,693)	$(71,227)	$(18,643)
Net cash provided by (used in) financing activities	$181,735	$19,108	$78,202	$56,305

Adjusted Homebuilding EBITDA (1)	$220,500	$243,048	$399,364	$414,278
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

(1) continued
The table set forth below reconciles net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,		LTM Ended June 30,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)

Net income	$98,994	$112,760	$181,614	$185,421	$480,923	$310,127
Provision for income taxes	57,254	66,857	104,502	109,400	263,488	189,165
Homebuilding interest amortized to cost of sales	52,347	41,830	91,775	72,212	191,264	152,392
Homebuilding depreciation and amortization	14,915	15,381	27,591	27,393	61,750	53,460
EBITDA (1)	223,510	236,828	405,482	394,426	997,425	705,144
Add:
Amortization of stock-based compensation (1)	4,922	3,726	9,216	7,512	19,498	18,052
Cash distributions of income from unconsolidated
joint ventures	193	―	3,274	450	3,495	2,688
Merger-related purchase accounting adjustments
included in cost of home sales	―	5,858	―	18,535	―	82,705
Merger and other one-time costs	937	5,005	1,923	9,849	8,559	65,914
Less:
Income (loss) from unconsolidated joint ventures	446	223	4,334	1,412	6,979	3,880
Income from financial services subsidiaries	8,616	8,146	16,197	15,082	40,729	27,995
Adjusted Homebuilding EBITDA	$220,500	$243,048	$399,364	$414,278	$981,269	$842,628
__________________
(1)
Beginning with the 2016 third quarter, the Company removed amortization of stock-based compensation as a component of the EBITDA subtotal and began including this amount as an adjusting item to calculate Adjusted Homebuilding EBITDA.   Prior periods presented have been restated to conform to this new presentation.

Discussion and Analysis of CalAtlantic's Results for the Three and Six Months Ended June 30, 2017 with comparisons to the Three and Six Months Ended June 30, 2016

Overview

Operating and Financial Results.  The Company's 2017 second quarter results reflect a continuation of the housing market recovery and our focus on the execution of our strategy.  We delivered 3,653 homes during the quarter, generating home sale revenues of $1.6 billion, up 4% from the prior year period, on an average selling price of $444 thousand, compared to $447 thousand for the second quarter of 2016.  We reported net income of $99.0 million, or $0.75 per diluted share, as compared to $112.8 million, or $0.83 per diluted share, for the 2016 second quarter.  Homebuilding pretax income for the 2017 second quarter was $147.6 million, compared to $171.5 million in the 2016 second quarter.  Our gross margin from home sales was 20.0% for the second quarter of 2017, compared to 21.9% for the prior year period, and our operating margin from home sales for the 2017 second quarter was 9.2%, compared to 11.2% for the 2016 second quarter. For the six months ended June 30, 2017, we reported net income of $181.6 million, or $1.38 per diluted share, as compared to $185.4 million, or $1.36 per diluted share, in the prior period. Homebuilding pretax income for the six months ended June 30, 2017 was $269.9 million, compared to $279.7 million in the prior year period.

Growth and Land Plan. We made significant progress with our growth initiative during the quarter.  On May 4, 2017 and June 13, 2017, respectively, we announced we entered the robust Salt Lake City and Seattle markets, the 18th and 17th largest homebuilding markets in the country. We spent a total of approximately $406.1 million on land and land development and acquired approximately 3,576 homesites during the quarter, including 19 current and future communities (one actively selling) in the new Seattle market, giving us ownership or control of approximately 1,900 homesites (400 owned and 1,500 under contract for future purchase) in Seattle.  We remain focused on acquiring and developing strategically located and appropriately priced land and on designing and building highly desirable, amenity-rich communities and homes that appeal to the home buying segments we target.

Capital Markets Activity.  We issued an aggregate of $575 million in senior notes during the quarter, including $125 million of 5.875% senior notes due 2024, $100 million of 5.25% senior notes due 2026, and $350 million of 5% senior notes due 2027.  We retired the remaining $230 million principal balance of our

8.4% senior notes due May 2017, and we have started the process pursuant to which we will redeem the remaining $253 million of our 1.25% convertible senior notes due August 2032, on August 7, 2017, unless such notes are earlier repurchased or converted.

We also spent $150.0 million to repurchase approximately 4.4 million shares of our common stock during the quarter at an average price of $33.90 per share, including approximately 3.0 million shares repurchased directly from our largest stockholder, MP CA Homes LLC ("MatlinPatterson").  Concurrent with this direct share repurchase, MatlinPatterson completed the sale of an additional 11.5 million shares of our common stock held by them in a secondary public offering, reducing their ownership in the Company from approximately 37% of our voting power to 26% of our voting power.

Following all of these transactions, including the redemption of all of our $253 million convertible notes due 2032, which, barring a rise in our stock price above the $40.08 convert price, will occur on August 7, 2017, we will have retired approximately 8% of our fully diluted share count since the beginning of 2017, comprised of the 4.4 million outstanding shares retired through share repurchases and the 6.3 million shares underlying the 2032 convertible notes that are included in our fully diluted share count.  As we look forward, we plan to continue to appropriately apply our capital allocation strategy, opportunistically repurchasing our stock when we believe the price is right, pursuing growth through new markets when we find attractive opportunities, and continuing to feed the pipeline in our existing markets as we find land that meets our underwriting criteria.

Homebuilding

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)
Homebuilding revenues:
North	$331,071	$241,274	37%	$565,847	$427,829	32%
Southeast	429,269	386,836	11%	780,372	664,318	17%
Southwest	406,636	433,603	(6%)	742,851	776,637	(4%)
West	454,138	516,649	(12%)	869,743	895,261	(3%)
Total homebuilding revenues	$1,621,114	$1,578,362	3%	$2,958,813	$2,764,045	7%

Homebuilding pretax income:
North	$29,732	$17,980	65%	$48,597	$27,550	76%
Southeast	31,885	31,772	0%	55,601	52,822	5%
Southwest	38,932	46,907	(17%)	69,109	73,833	(6%)
West	47,083	74,812	(37%)	96,612	125,534	(23%)
Total homebuilding pretax income	$147,632	$171,471	(14%)	$269,919	$279,739	(4%)

Homebuilding pretax income as a percentage
of homebuilding revenues:
North	9.0%	7.5%	1.5%	8.6%	6.4%	2.2%
Southeast	7.4%	8.2%	(0.8%)	7.1%	8.0%	(0.9%)
Southwest	9.6%	10.8%	(1.2%)	9.3%	9.5%	(0.2%)
West	10.4%	14.5%	(4.1%)	11.1%	14.0%	(2.9%)
Total homebuilding pretax income percentage	9.1%	10.9%	(1.8%)	9.1%	10.1%	(1.0%)

Homebuilding pretax income for the 2017 second quarter was $147.6 million compared to $171.5 million in the year earlier period.  This decrease was primarily attributable to the 190 basis point decrease in gross margin percentage from home sales, which was partially offset by a 4% increase in home sale revenues.  Homebuilding pretax income as a percentage of homebuilding revenues for the 2017 second quarter was 9.1%, down 180 basis points compared to 10.9% for the prior year period, ranging from up 150 basis points in the North to down 410 basis points in the West.  The North region pretax income as a percentage of homebuilding revenues for the 2016 second quarter was adversely impacted by the fair value accounting applied to homes under construction in connection with the merger with Ryland, with $1.3 million recognized as an increase to cost of sales in the 2016 second quarter, compared to none during the 2017 second quarter. The West region pretax income as a percentage of homebuilding revenues was down 410 basis points primarily due to a mix shift from higher to lower margin communities.  Homebuilding pretax income as a percentage of homebuilding revenues for the 2017 second quarter was down slightly from the prior year for our Southeast and Southwest regions.

For the six months ended June 30, 2017, we reported homebuilding pretax income of $269.9 million compared to $279.7 million in the year earlier period.  This decrease was primarily attributable to the 130 basis point decrease in gross margin percentage from home sales, partially offset by an 8% increase in home sale revenues.

Revenues

Home sale revenues for the 2017 second quarter were up 4% from the prior year period, primarily as a result of a 5% increase in new home deliveries, partially offset by a 1% decrease in the Company's average home price to $444 thousand.  In the Southwest, homebuilding revenues decreased 6% in the 2017 second quarter compared to the prior year period, primarily as a result of a 10% decrease in deliveries, partially offset by a 4% increase in average home price.  In the West, revenues decreased 12% in the 2017 second quarter compared to the prior year period, primarily as a result of a 4% decrease in deliveries and a 5% decrease in average home price.

Home sales revenues increased 8%, from $2,737.9 million for the six months ended June 30, 2016, to $2,958.3 million for the six months ended June 30, 2017, primarily as a result of a 7% increase in new home deliveries.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
New homes delivered:
North	914	711	29%	1,597	1,272	26%
Southeast	1,075	983	9%	1,956	1,696	15%
Southwest	907	1,003	(10%)	1,693	1,857	(9%)
West	757	787	(4%)	1,419	1,386	2%
Total	3,653	3,484	5%	6,665	6,211	7%

The increase in new home deliveries for the 2017 second quarter as compared to the prior year period resulted primarily from stronger deliveries in our North and Southeast regions, which experienced double digit percentage increases in the majority of divisions within the regions.  In the Southwest, double digit percentage decreases were experienced in Austin, Colorado, Las Vegas and San Antonio, which were partially offset by delivery increases in Dallas and Houston.  In the West, double digit percentage decreases in Southern California deliveries were partially offset by double digit percentage increases in the Bay Area and Phoenix.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
North	$362	$339	7%	$354	$336	5%
Southeast	399	392	2%	399	391	2%
Southwest	448	432	4%	439	418	5%
West	600	634	(5%)	613	629	(3%)
Total	$444	$447	(1%)	$444	$441	1%

Our 2017 second quarter consolidated average selling price of $444 thousand decreased 1% compared to $447 thousand for the prior year period.  The decrease in our consolidated average selling price was primarily driven by a 5% decrease in our West region, attributable to a shift in product mix.

Gross Margin

Our 2017 second quarter gross margin percentage from home sales was 20.0% compared to 21.9% in the 2016 second quarter.  The year over year decrease was primarily attributable to a shift in product mix and an increase in direct construction costs per home.  Our 2016 second quarter gross margin from home sales was adversely impacted by required fair value adjustments to homes in backlog and speculative homes under construction acquired in connection with our October 2015 merger with Ryland, with fair value accounting causing us to recognize approximately $5.9 million as an increase to cost of sales during the period.  No such merger related adjustments were required for the 2017 second quarter.

SG&A Expenses

Our 2017 second quarter SG&A expenses (including Corporate G&A) were $174.0 million compared to $165.7 million for the prior year period, up 10 basis points as a percentage of home sale revenues to 10.7% compared to 10.6% for the 2016 second quarter.  Isolating G&A from selling expenses, we continue to leverage our G&A expenses as higher year over year home sale revenues have resulted in G&A expenses as a percentage of home sale revenues improving to 5.3% for the 2017 second quarter compared to 5.4% for the prior year period.  Our selling expenses as a percentage of home sale revenues increased slightly to 5.4% for the 2017 second quarter compared to 5.2% in the prior year period, primarily as a result of a 20 basis point increase in co-broker commissions.

Operating Data

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	% Change	% Absorption Change (1)	2017	2016	% Change	% Absorption Change (1)
Net new orders (2):
North	923	933	(1%)	(10%)	1,979	1,824	8%	(6%)
Southeast	1,252	1,112	13%	11%	2,535	2,313	10%	7%
Southwest	940	945	(1%)	8%	1,927	2,076	(7%)	3%
West	963	931	3%	17%	1,941	1,843	5%	21%
Total	4,078	3,921	4%	6%	8,382	8,056	4%	5%

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Cancellation Rates:
North	15%	13%	2%	14%	12%	2%
Southeast	13%	14%	(1%)	12%	12%	–
Southwest	15%	17%	(2%)	14%	14%	–
West	14%	18%	(4%)	14%	17%	(3%)
Total	14%	15%	(1%)	14%	14%	–

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Average selling prices of net new orders:	(Dollars in thousands)
North	$355	$331	7%	$349	$331	5%
Southeast	402	377	7%	394	374	5%
Southwest	445	431	3%	445	429	4%
West	649	659	(2%)	640	645	(1%)
Total	$460	$446	3%	$452	$440	3%

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
Average number of selling communities during the period:
North	138	126	10%	139	121	15%
Southeast	181	179	1%	184	180	2%
Southwest	156	169	(8%)	155	172	(10%)
West	82	93	(12%)	82	94	(13%)
Total	557	567	(2%)	560	567	(1%)
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

Net new orders for the 2017 second quarter increased 4%, to 4,078 homes, from the prior year period on a 2% decrease in average active selling communities.  Our monthly sales absorption rate was 2.4 per community for the 2017 second quarter, up 6% compared to the 2016 second quarter and down 4% compared to the 2017 first quarter.  Although our monthly sales absorption rate of 2.4 per community for the 2017 second quarter was up slightly compared to the 2016 second quarter, the change in our absorption rates varied widely across our regions, from up 17% in the West, to down 10% in the North.  In the West, most divisions experienced strong double digit increases in absorption rate, partially offset by a slight decrease in San Diego compared to the prior year period.  The 10% decrease in absorption rate for our North region was driven primarily by decreases in Atlanta, Chicago, Indianapolis and the Mid-Atlantic, partially offset by a 31% increase in Twin Cities compared to the prior year period.  Our cancellation rate for the 2017 second quarter was 14%, down compared to 15% for the 2016 second quarter and up slightly from 13% for the 2017 first quarter.  Our 2017 second quarter cancellation rate was down significantly from the average historical cancellation rate of approximately 18% we have experienced over the last 10 years.  At June 30, 2017, we had 559 active selling communities.

	At June 30,
	2017		2016		% Change

Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
North	1,680	$603,968	1,555	$524,001	8%	15%
Southeast	2,372	1,018,178	2,238	923,385	6%	10%
Southwest	1,848	896,335	2,121	970,020	(13%)	(8%)
West	1,634	1,042,990	1,542	1,011,307	6%	3%
Total	7,534	$3,561,471	7,456	$3,428,713	1%	4%

The dollar value of our backlog as of June 30, 2017 increased 4% from the year earlier period to $3.6 billion, or 7,534 homes.  The increase in backlog value compared to the prior year period was driven by the 3% increase in the average home price in our backlog, to $473 thousand as of June 30, 2017, and a 1% increase in units in backlog.

	At June 30,
	2017	2016	% Change
Homesites owned and controlled:
North	14,759	15,636	(6%)
Southeast	23,402	23,033	2%
Southwest	13,982	15,006	(7%)
West	15,479	14,066	10%
Total (including joint ventures)	67,622	67,741	(0%)

Homesites owned	51,120	50,947	0%
Homesites optioned or subject to contract	15,042	15,412	(2%)
Joint venture homesites (1)	1,460	1,382	6%
Total (including joint ventures)	67,622	67,741	(0%)

Homesites owned:
Raw lots	9,860	8,325	18%
Homesites under development	13,694	12,344	11%
Finished homesites	12,761	14,296	(11%)
Under construction or completed homes	10,473	10,015	5%
Held for future development/for sale	4,332	5,967	(27%)
Total	51,120	50,947	0%
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of June 30, 2017 remained flat from the year earlier period and increased 3% from the 65,424 homesites owned and controlled as of December 31, 2016.  We purchased $262.4 million of land (3,576 homesites) during the 2017 second quarter, of which 33% (based on homesites) were located in the North, 24% in the Southeast, 11% in the Southwest, and 32% in the West.  As of June 30, 2017, we owned or controlled 67,622 homesites, of which 46,788 were owned and actively selling or under development, 16,502 were controlled or under option (including joint venture homesites), and the remaining 4,332 homesites were held for future development or for sale.  Land acquisition remains a key strategic initiative and we continue a disciplined approach in pursuing opportunities across our regions that meet our underwriting standards.

	At June 30,
	2017	2016	% Change
Homes under construction:
Homes under construction (excluding specs)	4,939	4,769	4%
Speculative homes under construction	2,836	2,569	10%
Total homes under construction	7,775	7,338	6%

Completed homes:
Completed and unsold homes (excluding models)	986	957	3%
Completed and under contract (excluding models)	818	824	(1%)
Model homes	894	896	(0%)
Total completed homes	2,698	2,677	1%

Homes under construction (excluding speculative homes) as of June 30, 2017 increased 4% compared to June 30, 2016, consistent with our homes in backlog, which were up 1% compared to June 30, 2016.  Speculative homes under construction as of June 30, 2017 increased 10% from the prior year period, resulting primarily from our strategy to maintain a supply of speculative homes in each community.

Other Homebuilding Items

Weyerhaeuser Company has notified the building community of an issue with a specific type of fire rated I-joist product manufactured after December 1, 2016.  Weyerhaueser has estimated that approximately 2,200 homes nationwide contain the joist.  The Company believes that the joist is present in approximately 400 Company homes located in our Colorado, Twin Cities and Philadelphia markets.  Of the identified 400 impacted homes, 87 have been delivered to homeowners, 6 are model homes, and the remainder are in various stages of construction.  We are currently working with Weyerhaeuser in evaluating potential remediation solutions to determine the best course of corrective action for our customers and do not yet know the ultimate impact this issue will have on our business.  Of the 307 homes under construction, 148 were scheduled to close in the 2017 third quarter and 144 in the 2017 fourth quarter.  Although we expect to experience a combination of delayed closing and/or cancelations with respect to these units that will likely have a negative impact on net orders, closings and revenue in these quarters, we do not believe we will incur any material costs, expenses or charges as a result of this issue.

Financial Services

In the 2017 second quarter our financial services segment reported pretax income of $8.6 million compared to $8.1 million in the year earlier period.  The increase was driven primarily by a $0.5 million increase in title services income.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Total Originations:
Loans	1,764	1,796	3,120	3,247
Principal	$566,093	$569,280	$989,915	$1,021,047
Capture Rate	54%	58%	52%	59%

Loans Sold to Third Parties:
Loans	1,767	1,774	3,445	3,621
Principal	$566,174	$566,043	$1,093,391	$1,150,344

Mortgage Loan Origination Product Mix:
FHA loans	15%	14%	15%	15%
Other government loans (VA & USDA)	9%	10%	9%	11%
Total government loans	24%	24%	24%	26%
Conforming loans	71%	71%	71%	69%
Jumbo loans	5%	5%	5%	5%
	100%	100%	100%	100%
Loan Type:
Fixed	95%	96%	95%	96%
ARM	5%	4%	5%	4%
Credit Quality:
Avg. FICO score	740	741	739	739
Other Data:
Avg. combined LTV ratio	82%	83%	82%	83%
Full documentation loans	100%	100%	100%	100%

Income Taxes

Our 2017 second quarter provision for income taxes of $57.3 million primarily relates to our $156.2 million of pretax income.  As of June 30, 2017, we had a $314.4 million deferred tax asset which was partially offset by a valuation allowance of $1.9 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $96.1 million of our deferred tax asset related to net operating loss carryforwards is subject to the Section 382 gross annual deduction limitation of $15.6 million for both federal and state purposes.  Additionally, $15.3 million of our state deferred tax asset related to net operating losses is subject to 382 limitations resulting from our October 1, 2015 merger with Ryland, and $4.8 million related to state net operating loss carryforwards that are not limited by Section 382.  The remaining deferred tax asset balance of $198.2 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.

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

For the six months ended June 30, 2017, cash provided by operating activities was $0.6 million as compared to $63.6 million of cash provided by operating activities in the year earlier period.  The change in operating activities cash flow during 2017 as compared to the prior year period was driven primarily by a 6% increase in homes under construction as of June 30, 2017, partially offset by a $40.4 million decrease in cash land purchase and development costs and a 7% increase in homebuilding revenues.  As of June 30, 2017, our homebuilding cash balance was $200.2 million, including $32.4 million of restricted cash.

Revolving Credit Facility. As of June 30, 2017, we were party to a $750 million unsecured revolving credit facility, $350 million of which is available for letters of credit, which matures in October 2019.  The facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 1.23% at June 30, 2017) plus 1.75%, or (ii) Prime (4.25% at June 30, 2017) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  The revolving facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On June 30, 2017, no borrowings were outstanding under the facility and the Company had outstanding letters of credit issued under the facility totaling $94.7 million, leaving $655.3 million available under the facility to be drawn.

Our covenant compliance for the revolving facility is set forth in the table below:

Covenant and Other Requirement	Actual at June 30, 2017	Covenant Requirements at June 30, 2017
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$3,250.5	≥	$2,024.1
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.15	≤	2.00
Liquidity or Interest Coverage Ratio (3):
Liquidity	$72.2	≥	$216.7
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (4)	3.16	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (5)	$906.5	≤	$1,217.7
__________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.
(3)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  At June 30, 2017, we met the condition described in clause (ii).

(4)	Consolidated Interest Incurred excludes noncash interest expense.
(5)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.

Letter of Credit Facilities.  As of June 30, 2017, in addition to our $350 million letter of credit sublimit under our revolving credit facility, we were party to four committed letter of credit facilities totaling $48.0 million, of which $25.9 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2017 to August 2020.  As of June 30, 2017, these facilities were secured by cash collateral deposits of $26.4 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.
Senior and Convertible Senior Notes.  As of June 30, 2017, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

June 30, 2017
(Dollars in thousands)

8.375% Senior Notes due May 2018	$575,000
1.625% Convertible Senior Notes due May 2018	224,999
0.25% Convertible Senior Notes due June 2019	267,500
6.625% Senior Notes due May 2020	300,000
8.375% Senior Notes due January 2021	400,000
6.25% Senior Notes due December 2021	300,000
5.375% Senior Notes due October 2022	250,000
5.875% Senior Notes due November 2024	425,000
5.25% Senior Notes due June 2026	400,000
5.00% Senior Notes due June 2027	350,000
1.25% Convertible Senior Notes due August 2032	253,000
$3,745,499

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

The Company's notes contain various restrictive covenants, including, but not limited to, a limitation on secured indebtedness and a restriction on sale leaseback transactions.  As of June 30, 2017, we were in compliance with the covenants required by our senior notes.

The Company's 1.625% Convertible Senior Notes due 2018 are senior unsecured obligations of the

Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8753 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.37 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.6118 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.47 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

The Company's 1.25% Convertible Senior Notes due 2032 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.25% Convertible Notes will mature on August 1, 2032, unless earlier converted, redeemed or repurchased. The holders may convert their 1.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 24.9496 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $40.08 per share), subject to adjustment. The Company may not redeem the 1.25% Convertible Notes prior to August 5, 2017. On or after August 5, 2017 and prior to the maturity date, the Company may redeem for cash all or part of the 1.25% Convertible Notes at a redemption price equal to 100% of the principal amount of the 1.25% Convertible Notes being redeemed. On each of August 1, 2017, August 1, 2022 and August 1, 2027, holders of the 1.25% Convertible Notes may require the Company to purchase all or any portion of their 1.25% Convertible Notes for cash at a price equal to 100% of the principal amount of the 1.25% Convertible Notes to be repurchased.  We plan to redeem the remaining $253 million of our 1.25% convertible senior notes due August 2032, on August 7, 2017, unless such notes are earlier repurchased or converted.

In April 2017, the Company issued $225 million in aggregate principal amount of senior notes, consisting of $125 million aggregate principal amount of additional notes to the Company's existing 5.875% Senior Notes due 2024 and $100 million aggregate principal amount of additional notes to the Company's existing 5.25% Senior Notes due 2026, each of which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  A portion of the net proceeds of this issuance were used to repay the remaining $230 million principal balance of our 8.4% Senior Notes upon maturity in May 2017.

During June 2017, the Company issued $350 million in aggregate principal amount of 5.00% Senior Notes due 2027, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.

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

Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2017, only two joint ventures had project specific debt outstanding, which totaled $30.2 million.  This joint venture bank debt was non-recourse to us.  At June 30, 2017, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

Secured Project Debt and Other Notes Payable.  At June 30, 2017, we had $27.0 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

Mortgage Credit Facility.  At June 30, 2017, we had $149.8 million outstanding under our mortgage financing subsidiary's mortgage credit facility.  This mortgage credit facility consisted of a $300 million uncommitted repurchase facility with one lender, maturing in June 2018.  This facility requires our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.0 million as of June 30, 2017, and also contains financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of June 30, 2017, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in this facility.

Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our communities and other performance obligations.  At June 30, 2017, we had approximately $947.5 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $500.3 million remaining in cost to complete.

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

Dividends.  For the three months ended June 30, 2017 and 2016, we paid a dividend of $0.04 per share on June 30, 2017 and 2016, respectively.  On July 28, 2017 our Board of Directors declared a dividend of $0.04 per share to be paid on September 30, 2017 to holders of record on September 15, 2017.

Stock Repurchases.  On July 27, 2016, our Board of Directors authorized a new $500 million stock repurchase plan.  During the six months ended June 30, 2017, we repurchased 4.4 million shares of our common stock, and as of June 30, 2017, we had remaining authorization to repurchase $217.4 million of our common stock.

Leverage.  Our homebuilding debt to total book capitalization as of June 30, 2017 was 47.0%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended June 30, 2017 and 2016 was 3.8x and 4.4x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 3.6x and 4.1x, respectively (please see page 27 for the reconciliation of net income, calculated and presented in accordance with GAAP, to adjusted homebuilding EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

Off-Balance Sheet Arrangements

Land Purchase and Option Agreements

We are subject to customary obligations associated with entering into contracts for the purchase of land and improved homesites. These purchase contracts typically require us to provide a cash deposit or deliver a letter of credit in favor of the seller, and our purchase of properties under these contracts is generally contingent upon satisfaction of certain requirements by the sellers, including obtaining applicable property and development entitlements.  We also utilize option contracts with land sellers as a method of acquiring land in staged takedowns, to help us manage the financial and market risk associated with land holdings, and to reduce the near-term use of funds from our corporate financing sources.  Option contracts generally require us to provide a non-refundable deposit for the right to acquire lots over a specified period of time at predetermined prices.  We generally have the right at our discretion to terminate our obligations under both purchase contracts and option contracts by forfeiting our cash deposit or by repaying amounts drawn under a letter of credit provided by us with no further financial responsibility to the land seller, although in certain instances, the land seller has the right to compel us to purchase a specified number of lots at predetermined prices.

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At June 30, 2017, we had non-refundable cash deposits outstanding of approximately $76.9 million and capitalized pre-acquisition and other development and construction costs of approximately $31.9 million relating to land purchase and option contracts having a total remaining purchase price of approximately $1,058.3 million.

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

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of June 30, 2017, we held ownership interests in 27 homebuilding and land development joint ventures, of which 13 were active and 14 were inactive or winding down.  As of such date, only two joint ventures had project specific debt outstanding, which totaled $30.2 million.  This joint venture debt is non-recourse to us and is scheduled to mature in September 2017.  At June 30, 2017, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the six months ended June 30, 2017.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  For a portion of its loan originations, CalAtlantic Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale to these investors, CalAtlantic Mortgage finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of June 30, 2017, CalAtlantic Mortgage had approximately

$154.8 million in closed mortgage loans held for sale and $23.4 million of mortgage loans in process that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.

CalAtlantic Mortgage also originates a portion of its mortgage loans on a non-presold basis.  When originating mortgage loans on a non-presold basis, CalAtlantic Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, CalAtlantic Mortgage enters into forward sale commitments of mortgage-backed securities.  Loans originated in this manner are typically held by CalAtlantic Mortgage and financed under its mortgage credit facility for a short period of time (typically for 30 to 45 days) before the loans are sold to third party investors.  CalAtlantic Mortgage utilizes third party hedging software to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist CalAtlantic Mortgage in mitigating risk associated with originating loans on a non-presold basis, these instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner.  As of June 30, 2017, CalAtlantic Mortgage had approximately $315.2 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	housing market and economic conditions and trends in the geographic markets in which we operate;
•	our land acquisition strategy and our sources of funds relating thereto;
•	litigation outcomes and related costs;
•	the outcome and impact relating to our remediation of an issue relating to certain fire rated I-joist products that we purchased from a third party manufacturer;

•	plans to repurchase our common stock, purchase notes prior to maturity and engage in debt exchange transactions;
•	the impact of recent accounting standards;
•	amounts remaining to complete relating to existing surety bonds; and
•	our interest rate hedging and derivatives strategy.

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
•
risks relating to our unconsolidated joint ventures, including our ability and the ability of our partners to contribute funds to our joint ventures when needed or contractually agreed to, entitlement and development risks for the land owned by our joint ventures, the availability of financing to the joint ventures, our completion obligations to the joint ventures, the illiquidity of our joint venture investments, partner disputes, and risks relating to our determinations concerning the consolidation or non-consolidation of our joint venture investments;

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2017, we repurchased the following shares under our repurchase program:

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased as	of Shares that
			Part of	May Yet be
		Average	Publicly	Purchased
	Total Number	Price	Announced	Under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased (1)	Share	Programs (1)	Programs (1)
April 1, 2017 to April 30, 2017	―	―	―
May 1, 2017 to May 31, 2017	536,066	$35.44	536,066	$348,393,263
June 1, 2017 to June 30, 2017	3,888,277	$33.69	3,888,277	$217,403,932
Total	4,424,343	$33.90	4,424,343
__________________
(1)
On July 28, 2016, our Board of Directors announced a new $500 million common stock repurchase plan. The stock repurchase plan has no stated expiration date and replaces in its entirety the $200 million authorized by our Board of Directors on February 11, 2016.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On July 25, 2017, the Board of Directors authorized the Company to enter into Change in Control and Severance Protection Agreements with named executive officers Jeff McCall and Wendy Marlett and certain other company officers and a Severance Protection Agreement with Peter Skelly.  The Agreements have a two year term with a rolling one year extension.  A form of the Change in Control and Severance Protection Agreement is attached hereto as Exhibit 10.1. With respect to Mr. McCall and Mrs. Marlett, these agreements replace in their entirety their prior Change in Control and Severance Protection Agreements which were set to expire on October 1, 2017.  Mr. Skelly's prior change in control agreement continues to remain in full force and effect and his new Severance Protection Agreement contains only the non-change in control severance provisions contained in Exhibit 10.1.  Pursuant to the severance protection provisions of Mr. Skelly, Mr. McCall and Ms. Marlett's agreements, if the executive's employment with the Company is terminated without cause (cause generally consisting of various bad acts described more particularly in the agreement) other than in connection with a change in control, the executive is entitled to receive a lump sum payment equal to a multiple (1.5x) of the sum of his or her current base salary plus an amount equal to the annual cash incentive bonus paid to the executive for the year prior to the year of termination, a pro-rata bonus for the year of termination, Company paid COBRA for 1.5 years, and an outplacement benefit.  The amount of the pro-rata bonus is determined by multiplying the actual bonus that would otherwise be due to executive for the year of termination by the quotient obtained by dividing the number of days in the year up to and including the date of termination by 365.  No special treatment of equity awards is provided.

If Mr. McCall or Ms. Marlett's employment with the Company is terminated by the Company without cause or by the executive for good reason (generally consisting of adverse changes in responsibilities, compensation, benefits or location of work place) in connection with a change in control (i.e., "Double-Trigger" required for payouts), the executive is entitled to receive a lump sum payment equal to a multiple (2x) of the sum of his or her current base salary plus his or her target bonus for the year of termination, Company paid COBRA for two years, an outplacement benefit, and an additional pro-rata bonus.  The amount of the pro-rata bonus is determined by multiplying the target bonus for the year of termination by the quotient obtained by dividing the number of days in the year up to and including the date of termination by 365.  In addition, all unvested equity awards will vest as of the date of termination.  Mr. Skelly is not subject to these change in control provisions and his previously disclosed change in control agreement remains in full force and effect.

The foregoing description is qualified in its entirety by reference to the form of Severance and Change in Control Protection Agreement attached hereto as Exhibit 10.1.

ITEM 6.    EXHIBITS

4.1
Twenty-Eighth Supplemental Indenture, dated as of June 9, 2017, by and among the Company, the Guarantors and The Bank of New York Mellon Trust Company, N.A., incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 9, 2017.

+10.1	Form of Severance and Change in Control Protection Agreement.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from CalAtlantic Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

__________________
(+)	Management contract, compensation plan or arrangement.

43

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                    CALATLANTIC GROUP, INC.
                                                                    (Registrant)

Dated: July 28, 2017	By:	/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)

Dated: July 28, 2017	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)

44