Form 10-Q
period 2017-09-30
CalAtlantic Group, Inc.
filed 2017-11-09
CIK 878560

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
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

Registrant's shares of common stock outstanding at November 8, 2017: 110,334,484

CALATLANTIC GROUP, INC.
FORM 10-Q
INDEX

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
	(Unaudited)

Homebuilding:
Home sale revenues	$1,515,167	$1,665,030	$4,473,480	$4,402,896
Land sale revenues	676	5,928	1,176	32,107
Total revenues	1,515,843	1,670,958	4,474,656	4,435,003
Cost of home sales	(1,212,468)	(1,290,628)	(3,572,572)	(3,440,549)
Cost of land sales	(240)	(5,638)	(247)	(31,217)
Total cost of sales	(1,212,708)	(1,296,266)	(3,572,819)	(3,471,766)
Gross margin	303,135	374,692	901,837	963,237
Selling, general and administrative expenses	(168,429)	(170,815)	(498,702)	(473,210)
Income (loss) from unconsolidated joint ventures	5,426	1,231	9,760	2,643
Other income (expense)	(1,238)	(4,169)	(4,082)	(11,992)
Homebuilding pretax income	138,894	200,939	408,813	480,678
Financial Services:
Revenues	20,161	21,433	60,394	59,524
Expenses	(12,883)	(11,626)	(36,919)	(34,635)
Financial services pretax income	7,278	9,807	23,475	24,889

Income before taxes	146,172	210,746	432,288	505,567
Provision for income taxes	(52,820)	(78,398)	(157,322)	(187,798)
Net income	93,352	132,348	274,966	317,769
Less: Net income allocated to unvested restricted stock	(400)	(294)	(1,104)	(635)
Net income available to common stockholders	$92,952	$132,054	$273,862	$317,134

Income Per Common Share:
Basic	$0.84	$1.12	$2.43	$2.66
Diluted	$0.75	$0.97	$2.14	$2.34

Weighted Average Common Shares Outstanding:
Basic	110,205,460	118,338,891	112,778,362	119,188,145
Diluted	124,449,912	136,077,415	129,521,479	136,888,927

Cash Dividends Declared Per Common Share	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
	(Unaudited)

Net income	$93,352	$132,348	$274,966	$317,769
Other comprehensive income, net of tax:
Unrealized gain on marketable securities, available for sale	―	―	―	39
Total comprehensive income	$93,352	$132,348	$274,966	$317,808

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
	(Unaudited)
ASSETS
Homebuilding:
Cash and equivalents	$83,310	$191,086
Restricted cash	29,620	28,321
Inventories:
Owned	6,946,766	6,438,792
Not owned	91,944	66,267
Investments in unconsolidated joint ventures	130,692	127,127
Deferred income taxes, net of valuation allowance of $1,925 and $2,456
at September 30, 2017 and December 31, 2016, respectively	307,251	330,378
Goodwill	985,185	970,185
Other assets	235,135	204,489
Total Homebuilding Assets	8,809,903	8,356,645
Financial Services:
Cash and equivalents	46,357	17,041
Restricted cash	21,205	21,710
Mortgage loans held for sale, net	160,068	262,058
Mortgage loans held for investment, net	25,510	24,924
Other assets	15,991	26,666
Total Financial Services Assets	269,131	352,399
Total Assets	$9,079,034	$8,709,044

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$177,752	$211,780
Accrued liabilities	562,424	599,905
Revolving credit facility	295,600	―
Secured project debt and other notes payable	43,150	27,579
Senior notes payable	3,483,388	3,392,208
Total Homebuilding Liabilities	4,562,314	4,231,472
Financial Services:
Accounts payable and other liabilities	20,831	22,559
Mortgage credit facility	152,786	247,427
Total Financial Services Liabilities	173,617	269,986
Total Liabilities	4,735,931	4,501,458

Equity:
Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; none issued
and outstanding at September 30, 2017 and December 31, 2016	―	―
Common stock, $0.01 par value; 600,000,000 shares authorized; 110,217,216 and 114,429,297 shares issued and outstanding at September 30, 2017 and
December 31, 2016, respectively	1,102	1,144
Additional paid-in capital	3,064,963	3,204,835
Accumulated earnings	1,263,318	1,001,779
Accumulated other comprehensive income (loss), net of tax	(172)	(172)
Total Stockholders' Equity	4,329,211	4,207,586
Noncontrolling Interest	13,892	―
Total Equity	4,343,103	4,207,586
Total Liabilities and Equity	$9,079,034	$8,709,044

The accompanying notes are an integral part of these condensed consolidated balance sheets.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
	(Unaudited)
Cash Flows From Operating Activities:
Net income	$274,966	$317,769
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
(Income) loss from unconsolidated joint ventures	(9,760)	(2,643)
Depreciation and amortization	41,818	43,193
Amortization of stock-based compensation	14,282	11,216
Deferred income tax provision	22,972	8,118
Other operating activities	7,062	100
Changes in cash and equivalents due to:
Mortgage loans held for sale	101,968	154,622
Inventories - owned	(450,620)	(366,095)
Inventories - not owned	(56,722)	(29,192)
Other assets	(12,206)	7,665
Accounts payable	(34,028)	13,122
Accrued liabilities	(23,207)	9,787
Net cash provided by (used in) operating activities	(123,475)	167,662

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(33,212)	(27,000)
Distributions of capital from unconsolidated homebuilding joint ventures	12,770	23,727
Net cash paid for acquisitions	(44,477)	―
Other investing activities	(11,113)	(5,389)
Net cash provided by (used in) investing activities	(76,032)	(8,662)

Cash Flows From Financing Activities:
Change in restricted cash	(794)	7,309
Borrowings from revolving credit facility	685,550	1,008,000
Principal payments on revolving credit facility	(389,950)	(862,000)
Principal payments on secured project debt and other notes payable	(909)	(10,389)
Principal payment on senior notes payable	(483,000)	(280,000)
Proceeds from the issuance of senior notes payable	579,125	300,000
Payment of debt issuance costs	(5,019)	(2,657)
Net proceeds from (payments on) mortgage credit facility	(94,641)	(141,524)
Repurchases of common stock	(150,014)	(137,464)
Common stock dividend payments	(13,427)	(14,264)
Issuance of common stock under employee stock plans, net of tax withholdings	(5,807)	1,868
Other financing activities	(67)	(199)
Net cash provided by (used in) financing activities	121,047	(131,320)

Net increase (decrease) in cash and equivalents	(78,460)	27,680
Cash and equivalents at beginning of period	208,127	186,594
Cash and equivalents at end of period	$129,667	$214,274

Cash and equivalents at end of period	$129,667	$214,274
Homebuilding restricted cash at end of period	29,620	29,796
Financial services restricted cash at end of period	21,205	21,799
Cash and equivalents and restricted cash at end of period	$180,492	$265,869

The accompanying notes are an integral part of these condensed consolidated statements.

CALATLANTIC GROUP, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

1. Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") for Form 10-Q and include the accounts of CalAtlantic Group, Inc., its wholly owned subsidiaries, and partnerships in which CalAtlantic Group, Inc. either has a controlling interest or is deemed to be the primary beneficiary of a variable interest entity.  Certain information normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") has been omitted pursuant to applicable rules and regulations.   In the opinion of management, the unaudited condensed consolidated financial statements included herein reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly our financial position as of September 30, 2017 and the results of operations and cash flows for the periods presented.

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

2.    Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"), which supersedes existing accounting literature relating to how and when a company recognizes revenue.  Under ASU 2014-09, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606):  Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year.  As a result, for public companies, ASU 2014-09 will be effective for annual reporting periods and interim periods within those annual periods beginning after December 15, 2017, and is to be applied either with a full retrospective or modified retrospective approach.  We expect to adopt the new standard under the modified retrospective approach.  Although we are still in the process of evaluating our contracts, we do not believe the adoption of ASU 2014-09 will have a material impact on the amount or timing of our homebuilding revenues. We are continuing to evaluate the impact the adoption of ASU 2014-09 may have on other aspects of our business and on our consolidated financial statements and disclosures.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2016-01"), which modifies how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for a new practicality exception.  A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements, and as such these investments may be measured at cost.  ASU 2016-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  We are currently evaluating the impact adoption will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-02, Leases ("ASU 2016-02"), which provides guidance for accounting for leases. ASU 2016-02 requires lessees to classify leases as either finance or operating leases and to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of the lease classification.  The lease classification will determine whether the lease expense is recognized based on an effective interest rate method or on a straight line basis over the term of the lease.  ASU 2016-02 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2018.  We are currently evaluating the impact adoption will have on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Investments- Equity Method and Joint Ventures: Simplifying the Transition to the Equity Method of Accounting ("ASU 2016-07"), which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment.  Our adoption of ASU 2016-07 on January 1, 2017 did not have an effect on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  In connection with our adoption of ASU 2016-09 on January 1, 2017, the Company elected to apply the provisions of ASU 2016-09 related to the income statement and statement of cash flows impact of income taxes on a prospective basis, and as such, prior periods have not been adjusted.  The Company made a policy election to continue to estimate forfeitures at the grant date of an award.  The remaining updates required in connection with our adoption of ASU 2016-09 did not have a material effect on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which provides guidance on how certain cash receipts and cash payments are to be presented and classified in the statement of cash flows.  ASU 2016-15 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  We do not believe that the adoption of ASU 2016-15 will have a material effect on our consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations: Clarifying the Definition of a Business ("ASU 2017-01"), which clarifies the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2017.  Once adopted, the Company will be required to analyze any future acquisitions to determine whether the transaction qualifies as a purchase of a business or an asset.  Transaction costs associated with asset acquisitions will be capitalized, while transaction costs associated with a business combination will continue to be expensed as incurred.  In addition, asset acquisitions will not be subject to a measurement period, as are business combinations.  The adoption of ASU 2017-01 may have a future impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment ("ASU 2017-04"), which removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for annual periods and interim periods within those annual periods beginning after December 15, 2019, and early adoption is permitted.  We elected to early adopt ASU 2017-04 for the reporting period beginning January 1, 2017.  Our adoption of ASU 2017-04 did not have a material effect on our consolidated financial statements.

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

Segment financial information relating to the Company's homebuilding operations was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Homebuilding revenues:
North	$282,591	$283,060	$848,438	$710,889
Southeast	427,244	400,720	1,207,616	1,065,038
Southwest	356,952	389,160	1,099,803	1,165,797
West	449,056	598,018	1,318,799	1,493,279
Total homebuilding revenues	$1,515,843	$1,670,958	$4,474,656	$4,435,003

Homebuilding pretax income (1):
North	$25,895	$25,627	$74,492	$53,177
Southeast	30,094	31,303	85,695	84,125
Southwest	31,648	39,312	100,757	113,145
West	51,257	104,697	147,869	230,231
Total homebuilding pretax income	$138,894	$200,939	$408,813	$480,678

Homebuilding income (loss) from unconsolidated joint ventures:
North	$78	$113	$525	$486
Southeast	―	―	―	437
Southwest	252	44	515	869
West	5,096	1,074	8,720	851
Total homebuilding income (loss) from unconsolidated joint ventures	$5,426	$1,231	$9,760	$2,643
__________________
(1)
Homebuilding pretax income includes depreciation and amortization expense of $2.0 million, $4.5 million, $2.3 million and $5.3 million, respectively, in the North, Southeast, Southwest and West for the quarter ended September 30, 2017 and $1.7 million, $4.2 million, $2.8 million and $7.1 million, respectively, in the North, Southeast, Southwest and West for the quarter ended September 30, 2016.  Homebuilding pretax income includes depreciation and amortization expense of $5.6 million, $12.2 million, $7.8 million and $16.1 million, respectively, in the North, Southeast, Southwest and West for the nine months ended September 30, 2017 and $4.5 million, $11.2 million, $8.6 million and $18.9 million, respectively, in the North, Southeast, Southwest and West for the nine months ended September 30, 2016.

Segment financial information relating to the Company's homebuilding assets was as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Homebuilding assets:
North	$1,347,835	$1,181,544
Southeast	2,375,363	2,253,289
Southwest	1,895,329	1,842,869
West	2,706,155	2,500,163
Corporate	485,221	578,780
Total homebuilding assets	$8,809,903	$8,356,645

Homebuilding investments in unconsolidated joint ventures:
North	$5,829	$5,691
Southeast	162	334
Southwest	4,855	6,085
West	119,846	115,017
Total homebuilding investments in unconsolidated joint ventures	$130,692	$127,127

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

Basic earnings per common share is computed by dividing income or loss available to common stockholders by the weighted average number of shares of basic common stock outstanding.  Our unvested restricted stock is classified as a participating security in accordance with ASC 260.  Net income allocated to the holders of our unvested restricted stock is calculated based on the shareholders' proportionate share of weighted average shares of common stock outstanding on an if-converted basis.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)

Numerator:
Net income	$93,352	$132,348	$274,966	$317,769
Less: Net income allocated to unvested restricted stock	(400)	(294)	(1,104)	(635)
Net income available to common stockholders for basic
earnings per common share	92,952	132,054	273,862	317,134
Effect of dilutive securities:
Interest on 1.625% convertible senior notes due 2018	94	91	1,123	1,088
Interest on 0.25% convertible senior notes due 2019	85	82	1,016	984
Interest on 1.25% convertible senior notes due 2032	48	62	752	744
Net income available to common stock for diluted
earnings per share	$93,179	$132,289	$276,753	$319,950

Denominator:
Weighted average basic common shares outstanding	110,205,460	118,338,891	112,778,362	119,188,145
Effect of dilutive securities:
Share-based awards	875,214	643,602	881,500	605,860
1.625% convertible senior notes due 2018	7,174,013	7,165,845	7,174,013	7,165,845
0.25% convertible senior notes due 2019	3,642,200	3,638,080	3,642,200	3,638,080
1.25% convertible senior notes due 2032	2,553,025	6,290,997	5,045,404	6,290,997
Weighted average diluted shares outstanding	124,449,912	136,077,415	129,521,479	136,888,927

Income per common share:
Basic	$0.84	$1.12	$2.43	$2.66
Diluted	$0.75	$0.97	$2.14	$2.34

5. Stock-Based Compensation

We account for share-based awards in accordance with ASC Topic 718, Compensation – Stock Compensation ("ASC 718"), which requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  ASC 718 requires all entities to apply a fair value-based measurement method in accounting for share-based payment transactions with employees except for equity instruments held by employee share ownership plans.

Total compensation expense recognized related to stock-based compensation was $5.1 million and $3.7 million for the three months ended September 30, 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016, we recognized stock-based compensation expense of $14.3 million and $11.2 million, respectively.  As of September 30, 2017, total unrecognized stock-based compensation expense was $31.3 million, with a weighted average period over which the remaining unrecognized compensation expense is expected to be recorded of approximately 2.2 years.

6. Cash and Equivalents and Restricted Cash

Cash and equivalents include cash on hand, demand deposits and all highly liquid short-term investments, including interest-bearing securities purchased with a maturity of three months or less from the date of purchase.  At September 30, 2017, cash and equivalents included $80.8 million of cash from home closings held in escrow for our benefit, typically for less than five days, which are considered deposits in-transit.

At September 30, 2017, homebuilding restricted cash represented $29.6 million of cash held in cash collateral accounts primarily related to certain letters of credit that have been issued.  Financial services restricted cash as of September 30, 2017 consisted of $17.7 million held in cash collateral accounts primarily related to certain letters of credit that have been issued, $3.0 million related to our financial services subsidiary mortgage credit facility and $0.5 million related to funds held in trust for third parties.

7. Marketable Securities, Available-for-sale

The Company's investment portfolio includes mainly municipal debt securities and metropolitan district bond securities, which are included in homebuilding other assets in the accompanying condensed consolidated balance sheets.  As defined in ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), the Company considers its investment portfolio to be available-for-sale.  Accordingly, these investments are recorded at their fair values.  The cost of securities sold is based on an average-cost basis.  Unrealized gains and losses on these investments are included in accumulated other comprehensive income (loss), net of tax, within stockholders' equity.  At September 30, 2017, accumulated other comprehensive income (loss) included unrealized losses of $172,000 on available-for-sale marketable securities.  Realized earnings associated with the Company's available-for-sale marketable securities, which included interest and dividends totaled $173,000 for the nine months ended September 30, 2017, and were included in homebuilding other income (expense) in the accompanying condensed consolidated statements of operations.

The Company periodically reviews its available-for-sale securities for other-than-temporary declines in fair values that are below their cost bases, as well as whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  At September 30, 2017, the Company believes that the cost bases for its available-for-sale securities were recoverable in all material respects.

The following table displays the fair values of marketable securities, available-for-sale, by type of security:

	September 30, 2017			December 31, 2016
	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value	Amortized Cost	Gross Unrealized Losses	Estimated Fair Value
(Dollars in thousands)
Type of security:
Municipal bond and metropolitan district securities	$ 24,994	$ (465)	$ 24,529	$ 18,563	$ (465)	$ 18,098

The following table displays the fair values of marketable securities, available-for-sale, by contractual maturity:

September 30, 2017
(Dollars in thousands)
Contractual maturity:
Maturing in one year or less	$ ―
Maturing after three years	24,529
Total marketable securities, available-for-sale	$24,529

8. Inventories

a.  Inventories Owned

Inventories owned consisted of the following at:

	September 30, 2017
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development (1)	$136,182	$993,953	$420,686	$1,335,910	$2,886,731
Homes completed and under construction	790,486	928,157	966,286	939,488	3,624,417
Model homes	57,518	112,197	102,969	162,934	435,618
Total inventories owned	$984,186	$2,034,307	$1,489,941	$2,438,332	$6,946,766

	December 31, 2016
	North	Southeast	Southwest	West	Total
	(Dollars in thousands)

Land and land under development (1)	$445,245	$1,177,646	$594,585	$1,410,264	$3,627,740
Homes completed and under construction	327,421	585,938	710,509	680,241	2,304,109
Model homes	79,306	132,968	116,575	178,094	506,943
Total inventories owned	$851,972	$1,896,552	$1,421,669	$2,268,599	$6,438,792
__________________
(1)
During the nine months ended September 30, 2017, we purchased $732.4 million of land (10,694 homesites), of which 27% (based on homesites) were located in the North, 34% in the Southeast, 18% in the Southwest, and 21% in the West. During the year ended December 31, 2016, we purchased $960.8 million of land (13,566 homesites), of which 25% (based on homesites) were located in the North, 25% in the Southeast, 24% in the Southwest, and 26% in the West.

In accordance with ASC Topic 360, Property, Plant, and Equipment ("ASC 360"), we record impairment losses on inventories when events and circumstances indicate that they may be impaired, and the future undiscounted cash flows estimated to be generated by those assets are less than their carrying amounts.  We perform a detailed budget and cash flow review of all of our real estate communities (including actively selling communities, future communities and communities on hold/inactive) on a semi-annual basis throughout each fiscal year to, among other things, determine whether the community's estimated remaining undiscounted future cash flows are more or less than the carrying value of the inventory balance.  Inventories that are determined to be impaired are written down to their estimated fair value.  We calculate the fair value of a community under a land residual value analysis and in certain cases in conjunction with a discounted cash flow analysis.  As of September 30, 2017 and 2016, the total active and future communities that we owned were 901 and 879, respectively.  During the nine months ended September 30, 2017 and 2016, we reviewed all communities for indicators of impairment and based on our review we did not record any inventory impairments during these periods.

During the 2017 second quarter, we acquired the homebuilding operations (representing approximately 19 current and future communities) from a Seattle-based developer and homebuilder for total consideration of $44.5 million, which we accounted for as a business combination in accordance with ASC Topic 805, Business Combinations.  As a result of this transaction, we recorded approximately $25.7 million of inventories owned, $3.9 million of inventories not owned, $15.0 million of goodwill and $0.1 million of other accrued liabilities and other debt.  As of September 30, 2017, these amounts are subject to change as we have not yet finalized the purchase price allocation of the real estate assets acquired in this transaction.

b.   Inventories Not Owned

Inventories not owned as of September 30, 2017 and December 31, 2016 consisted of land purchase and lot option deposits outstanding at the end of each period, and purchase price allocated to lot option contracts assumed in connection with business acquisitions. Under ASC Topic 810, Consolidation ("ASC 810"), a non-refundable deposit paid to an entity is deemed to be a variable interest that will absorb some or all of the entity's expected losses if they occur.  Our land purchase and lot option deposits generally represent our maximum exposure to the land seller if we elect not to purchase the optioned property.  In some instances, we may also expend funds for due diligence, development and construction activities with respect to optioned land prior to takedown.  Such costs are classified as inventories owned, which we would have to write-off should we not exercise the option.  Therefore, whenever we enter into a land option or purchase contract with an entity and make a non-refundable deposit, a variable interest entity ("VIE") may have been created.  In accordance with ASC 810, we perform ongoing reassessments of whether we are the primary beneficiary of a VIE.

9. Capitalization of Interest

We follow the practice of capitalizing interest to inventories owned during the period of development and to investments in unconsolidated homebuilding and land development joint ventures in accordance with ASC Topic 835, Interest ("ASC 835").  Homebuilding interest capitalized as a cost of inventories owned is included in cost of sales as related units or lots are sold.  Interest capitalized to investments in unconsolidated homebuilding and land development joint ventures is included as a reduction of income from unconsolidated joint ventures when the related homes or lots are sold to third parties.  Interest capitalized to investments in unconsolidated land development joint ventures is transferred to inventories owned if the underlying lots are purchased by us.  To the extent our debt exceeds our qualified assets as defined in ASC 835, we expense a portion of the interest incurred by us.  Qualified assets represent communities that are actively selling or under development as well as investments in homebuilding and land development unconsolidated joint ventures.  During the nine months ended September 30, 2017 and 2016, our qualified assets exceeded our debt, and as a result, all of our homebuilding interest incurred during these periods was capitalized in accordance with ASC 835.

The following is a summary of homebuilding interest capitalized to inventories owned and investments in unconsolidated joint ventures, amortized to cost of sales and income (loss) from unconsolidated joint ventures and expensed as interest expense, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	(Dollars in thousands)

Total interest incurred (1)		$52,972		$56,872		$156,845		$175,207
Less: Interest capitalized to inventories owned (1)		(52,158)		(55,761)		(154,371)		(172,170)
Less: Interest capitalized to investments in unconsolidated joint ventures		(814)		(1,111)		(2,474)		(3,037)
Interest expense	$	―	$	―	$	―	$	―

Interest previously capitalized to inventories owned, included in cost of home sales		$48,912		$44,636		$140,687		$115,367
Interest previously capitalized to inventories owned, included in cost of land sales	$	―		$115	$	―		$1,596
Interest previously capitalized to investments in unconsolidated joint ventures,
included in income (loss) from unconsolidated joint ventures		$5		$613		$13		$613
Interest capitalized in ending inventories owned (2)		$379,884		$362,807		$379,884		$362,807
Interest capitalized as a percentage of inventories owned		5.5%		5.6%		5.5%		5.6%
Interest capitalized in ending investments in unconsolidated joint ventures (2)		$5,324		$3,224		$5,324		$3,224
Interest capitalized as a percentage of investments in unconsolidated joint ventures		4.1%		2.3%		4.1%		2.3%
__________________
(1)
Total interest incurred and interest capitalized to inventories owned during the nine months ended September 30, 2016 includes a $9 million increase related to the valuation of the 1.625% convertible senior notes that was completed during the 2016 first quarter.

(2)
During the three and nine months ended September 30, 2017, in connection with lot purchases from our joint ventures, $0 and $0.5 million, respectively, of capitalized interest was transferred from investments in unconsolidated joint ventures to inventories owned.

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

During each of the nine months ended September 30, 2017 and 2016, all of our investments in unconsolidated joint ventures were reviewed for impairment.  Based on the impairment review, no joint venture communities were determined to be impaired for the nine months ended September 30, 2017, and we recorded a $1.0 million impairment charge during the three and nine months ended September 30, 2016, related to one joint venture in the West.

Our investments in unconsolidated joint ventures may represent a variable interest in a VIE depending on, among other things, the economic interests of the members of the entity and the contractual terms of the arrangement.  We analyze all of our unconsolidated joint ventures under the provisions of ASC 810 to determine whether these entities are deemed to be VIEs, and if so, whether we are the primary beneficiary.  As of September 30, 2017, with the exception of two homebuilding joint ventures that we consolidated during 2017 in accordance with ASC 810, all of our homebuilding and land development joint ventures with unrelated parties were determined under the provisions of ASC 810 to be unconsolidated joint ventures either because they were not deemed to be VIEs and we did not have a controlling interest, or, if they were a VIE, we were not deemed to be the primary beneficiary.  Based on our assessment of each consolidated joint venture's operating agreement in accordance with ASC 810, we determined that two joint ventures were either (1) a consolidated VIE where CalAtlantic Group, Inc. is the primary beneficiary that has both (i) the power to direct the activities of the entity that most significantly impact the entity's economic performance and (ii) the obligation to absorb the expected losses of the entity and right to receive benefits from the entity that could be potentially significant to the joint venture or (2) a consolidated joint venture in which CalAtlantic Group, Inc. has a controlling financial interest.  As a result of consolidating these two entities, we have $13.9 million of noncontrolling interest reflected in the accompanying condensed consolidated balance sheets as of September 30, 2017.

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

Changes in our warranty accrual are detailed in the table set forth below:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)

Warranty accrual, beginning of the period	$43,932	$40,691
Warranty costs accrued during the period	16,097	16,903
Warranty costs paid during the period	(18,303)	(15,088)
Warranty accrual, end of the period	$41,726	$42,506

12.     Revolving Credit Facility and Letter of Credit Facilities

As of September 30, 2017, we were party to a $750 million unsecured revolving credit facility, $350 million of which is available for letters of credit, which matures in October 2019.  The facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 1.24% at September 30, 2017) plus 1.75%, or (ii) Prime (4.25% at September 30, 2017) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  We were in compliance with all of the revolving facility covenants as of September 30, 2017. The revolving facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.On September 30, 2017, we had $295.6 million outstanding under the facility and the Company had outstanding letters of credit issued under the facility totaling $119.2 million, leaving $335.2 million available under the facility to be drawn.

As of September 30, 2017, in addition to our $350 million letter of credit sublimit under our revolving facility, we were party to four committed homebuilding letter of credit facilities totaling $48.0 million, of which $22.4 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2018 to August 2020.  As of September 30, 2017, these facilities were secured by cash collateral deposits of $22.8 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.

13.     Secured Project Debt and Other Notes Payable

Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.  At September 30, 2017, we had approximately $43.2 million outstanding in secured project debt and other notes payable.

14.     Senior Notes Payable

Senior notes payable consisted of the following at:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)

8.4% Senior Notes due May 2017	$ ―	$235,175
8.375% Senior Notes due May 2018	574,784	574,501
1.625% Convertible Senior Notes due May 2018	222,757	220,236
0.25% Convertible Senior notes due June 2019	258,035	253,777
6.625% Senior Notes due May 2020	315,430	319,909
8.375% Senior Notes due January 2021	396,087	395,246
6.25% Senior Notes due December 2021	297,980	297,623
5.375% Senior Notes due October 2022	249,331	249,230
5.875% Senior Notes due November 2024	426,558	296,982
5.25% Senior Notes due June 2026	395,323	297,483
5.00% Senior Notes due June 2027	347,103	―
1.25% Convertible Senior Notes due August 2032	―	252,046
	$3,483,388	$3,392,208

The carrying amount of our senior notes listed above are net of debt issuance costs and any discounts and premiums that are amortized to interest costs over the respective terms of the notes.

The Company's 1.625% Convertible Senior Notes due 2018 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes bear interest at a rate of 1.625% per year and will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8845 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.36 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes bear interest at a rate of 0.25% per year and will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.6157 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.44 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Our senior notes payable are all senior obligations and rank equally with our other existing senior indebtedness and, with the exception of our Convertible Notes, are redeemable at our option, in whole or in part, pursuant to a "make whole" formula.  These notes contain various restrictive covenants, including, but not limited to, a limitation on secured indebtedness and a restriction on sale leaseback transactions.  As of September 30, 2017, we were in compliance with the covenants required by our senior notes.

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

During June 2017, the Company issued $350 million in aggregate principal amount of 5.00% Senior Notes due 2027, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  A portion of the net proceeds of this issuance were used to repurchase and repay the aggregate principal balance of our 1.25% Convertible Senior Notes due August 2032.

During August 2017, the Company redeemed for cash, at a redemption price equal to 100% of the principal amount, all of the remaining $253 million of our 1.25% Convertible Senior Notes which were scheduled to mature on August 1, 2032.

15.     Mortgage Credit Facility

At September 30, 2017, we had $152.8 million outstanding under our mortgage financing subsidiary's mortgage credit facility.  This mortgage credit facility consisted of a $300 million uncommitted repurchase facility, maturing in June 2018. This facility requires our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.0 million as of September 30, 2017, and also contains financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2017, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in this facility.
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

•    Level 3 – valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Financial instruments measured at fair value on a recurring basis:

		Fair Value at
	Fair Value Hierarchy	September 30, 2017	December 31, 2016
		(Dollars in thousands)

Marketable securities, available-for-sale
Municipal debt securities	Level 2	$9,387	$9,387
Metropolitan district bond securities	Level 3	$15,142	$8,711
Mortgage loans held for sale	Level 2	$163,352	$265,542

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

Financial instruments for which we have not elected the fair value option in accordance with ASC 825:

		September 30, 2017		December 31, 2016
Description	Fair Value Hierarchy	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(Dollars in thousands)

Financial services assets:
Mortgage loans held for investment, net	Level 2	$25,510	$25,510	$24,924	$24,924
Homebuilding liabilities:
Senior and convertible senior notes payable, net	Level 2	$3,483,388	$3,753,098	$3,392,208	$3,617,838

Mortgage Loans Held for Investment – Fair value of these loans is based on the estimated market value of the underlying collateral based on market data and other factors for similar type properties as further adjusted to reflect the estimated net realizable value of carrying the loans through disposition.

Senior and Convertible Senior Notes Payable – The senior notes are traded over the counter and their fair values were estimated based upon the values of their last trade at the end of the period.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2017, we had non-refundable cash deposits outstanding of approximately $80.3 million and capitalized pre-acquisition and other development and construction costs of approximately $31.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $995.1 million.

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

b.  Land Development and Homebuilding Joint Ventures

Our joint ventures have historically obtained secured acquisition, development and construction financing designed to reduce the use of funds from corporate financing sources.  As of September 30, 2017, we held ownership interests in 28 homebuilding and land development joint ventures, of which 14 were active and 14 were inactive or winding down.  As of September 30, 2017, we had no unconsolidated joint ventures with project specific debt outstanding.  At September 30, 2017, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

c.  Surety Bonds

We obtain surety bonds in the normal course of business to ensure completion of the infrastructure of our communities.  At September 30, 2017, we had approximately $1,002.2 million in surety bonds outstanding, with respect to which we had an estimated $506.1 million remaining in cost to complete.

d.  Mortgage Loans and Commitments

We commit to making mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  CalAtlantic Mortgage sells substantially all of the loans it originates in the secondary mortgage market and finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), as investors complete their administrative review of applicable loan documents.  Mortgage loans in process for which interest rates were committed to borrowers totaled approximately $291.6 million at September 30, 2017 and carried a weighted average interest rate of approximately 4.0%.  Interest rate risks related to these obligations are mitigated by CalAtlantic Mortgage through the preselling of loans to investors or through its interest rate hedging program.  As of September 30, 2017, CalAtlantic Mortgage had approximately $163.4 million in closed mortgage loans held for sale and $33.3 million of mortgage loans in process that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.  In addition, as of September 30, 2017, CalAtlantic Mortgage had approximately $258.3 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, substantially all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

Substantially all of the loans originated by CalAtlantic Mortgage are sold with servicing rights released on a non-recourse basis.  These sales are generally subject to CalAtlantic Mortgage's obligation to repay its gain on sale if the loan is prepaid by the borrower within a certain time period following such sale, or to repurchase the loan if, among other things, the purchaser's underwriting guidelines are not met, or there is fraud in connection with the loan.  During the nine months ended September 30, 2017 and 2016, CalAtlantic Mortgage recorded loan loss expense related to indemnification and repurchase allowances of $0.3 million and $0.1 million, respectively.  As of September 30, 2017 and December 31, 2016, CalAtlantic Mortgage had indemnity and repurchase allowances related to loans sold of approximately $3.8 million and $3.6 million, respectively.  In addition, during the nine months ended September 30, 2017 and 2016, CalAtlantic Mortgage made make-whole payments of $0.1 million and $0.3 million, respectively.

e.  Insurance and Litigation Accruals

Insurance and litigation accruals are established with respect to estimated future claims cost. We maintain general liability insurance designed to protect us against a portion of our risk of loss from construction-related claims.  We also generally require our subcontractors and design professionals to indemnify us for liabilities arising from their work, subject to various limitations.  However, such indemnity is significantly limited with respect to certain subcontractors that are added to our general liability insurance policy.  We record allowances to cover the estimated costs of our self-insurance liability based on an analysis performed by an independent third party actuary that uses our historical claim and expense data, as well as industry data to estimate these overall costs.  Our total insurance and litigation accruals as of September 30, 2017 and December 31, 2016 were $233.8 million and $233.5 million, respectively, which are included in accrued liabilities in the accompanying condensed consolidated balance sheets.  Because of the high degree of judgment required in determining these estimated accrual amounts, actual future claim costs could differ materially from our currently estimated amounts.

In July 2017, Weyerhaeuser Company notified the Company of an issue with a specific type of fire rated I-joist product manufactured after December 1, 2016.  The Company estimates that the joist is present in approximately 370 Company homes located in our Colorado, Twin Cities and Philadelphia markets. Weyerhaeuser has committed to us that they will absorb the costs and directly pay for the repair of the affected homes, and as a result, we do not believe we will incur any material costs, expenses or charges as a result of this issue.

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

Our 2017 third quarter provision for income taxes of $52.8 million primarily related to our $146.2 million of pretax income.  As of September 30, 2017, we had a $309.2 million deferred tax asset which was partially offset by a valuation allowance of $1.9 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $96.0 million of our deferred tax asset related to net operating loss carryforwards is subject to the Internal Revenue Code Section 382 gross annual deduction limitation of $15.6 million for both federal and state purposes.  Additionally, $16.1 million of our state deferred tax asset related to net operating losses is subject to 382 limitations resulting from our October 1, 2015 merger with Ryland, and $5.0 million related to state net operating loss carryforwards that are not limited by Section 382.  The remaining deferred tax asset balance of $192.1 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.   As of September 30, 2017 and December 31, 2016, our liability for unrecognized tax benefits was $14.0 million and $12.1 million, respectively, which is included in accrued liabilities in the accompanying condensed consolidated balance sheets. In addition, as of September 30, 2017, we remained subject to examination by various tax jurisdictions for the tax years ended December 31, 2012 through 2016.

19.     Subsequent Event

On October 29, 2017, the Company and Lennar Corporation ("Lennar") entered into an Agreement and Plan of Merger (the "Merger").  At the effective time of the Merger, each share of common stock of the Company issued and outstanding will be converted into and become the right to receive either (i) subject to adjustment, 0.885 shares (as adjusted, the "Exchange Ratio") of Class A common stock of Lennar ("Lennar stock") or (ii) $48.26 in cash.  Holders of Company common stock will have the option to elect to receive their consideration in the Merger in cash or stock, subject to proration to the extent cash to be paid to all such holders electing to receive cash consideration would exceed $1.16 billion.  At the effective time of the Merger, (i) the Company's options, restricted stock units and stock appreciation rights will be converted into the option to acquire or right to receive in lieu of Company common stock, the number of shares of Lennar stock, as determined in accordance with the exchange ratio, and (ii) the Company's convertible notes will remain outstanding and become convertible in lieu of Company common stock, the number of shares of Lennar stock, as determined in accordance with the Exchange Ratio.  It is expected that the Merger will qualify as a tax-free reorganization for U.S. federal income tax purposes.  The consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including the approval of the Merger by the Company's stockholders and the stockholders of Lennar.  For additional information about the Merger Agreement, reference is made to the Current Report on Form 8-K filed by the Company on October 30, 2017, which is incorporated by reference herein.

20.     Supplemental Disclosures to Condensed Consolidated Statements of Cash Flows

The following are supplemental disclosures to the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Income taxes	$177,332	$150,822

Supplemental Disclosures of Noncash Activities:
Increase in secured project debt for assets acquired	$16,480	$25,625

21.     Supplemental Guarantor Information

Certain of our 100% owned direct and indirect subsidiaries guarantee our outstanding senior notes payable (please see Note 14 "Senior Notes Payable").  Presented below are the condensed consolidated financial statements for our guarantor subsidiaries and non-guarantor subsidiaries.

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2017
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$647,336	$632,262	$236,245	$	―	$1,515,843
Cost of sales	(528,858)	(505,367)	(178,483)		―	(1,212,708)
Gross margin	118,478	126,895	57,762		―	303,135
Selling, general and administrative expenses	(68,237)	(80,147)	(20,045)		―	(168,429)
Income (loss) from unconsolidated joint ventures	981	252	4,193		―	5,426
Equity income of subsidiaries	62,765	―	―		(62,765)	―
Interest income (expense), net	845	(519)	(326)		―	―
Other income (expense)	(3,714)	(287)	2,763		―	(1,238)
Homebuilding pretax income	111,118	46,194	44,347		(62,765)	138,894
Financial Services:
Financial services pretax income	―	―	7,278		―	7,278
Income before taxes	111,118	46,194	51,625		(62,765)	146,172
Provision for income taxes	(17,766)	(22,788)	(12,266)		―	(52,820)
Net income	$93,352	$23,406	$39,359		$(62,765)	$93,352

	Three Months Ended September 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$707,397	$656,095	$307,466	$	―	$1,670,958
Cost of sales	(561,856)	(520,810)	(213,600)		―	(1,296,266)
Gross margin	145,541	135,285	93,866		―	374,692
Selling, general and administrative expenses	(75,217)	(75,834)	(19,764)		―	(170,815)
Income (loss) from unconsolidated joint ventures	(717)	44	1,904		―	1,231
Equity income of subsidiaries	95,380	―	―		(95,380)	―
Interest income (expense), net	1,075	(886)	(189)		―	―
Other income (expense)	(3,602)	(762)	195		―	(4,169)
Homebuilding pretax income	162,460	57,847	76,012		(95,380)	200,939
Financial Services:
Financial services pretax income	―	―	9,807		―	9,807
Income before taxes	162,460	57,847	85,819		(95,380)	210,746
Provision for income taxes	(30,112)	(23,111)	(25,175)		―	(78,398)
Net income	$132,348	$34,736	$60,644		$(95,380)	$132,348

21.     Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	Nine Months Ended September 30, 2017
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,955,915	$1,835,567	$683,174	$	―	$4,474,656
Cost of sales	(1,592,317)	(1,468,154)	(512,348)		―	(3,572,819)
Gross margin	363,598	367,413	170,826		―	901,837
Selling, general and administrative expenses	(203,674)	(237,232)	(57,796)		―	(498,702)
Income (loss) from unconsolidated joint ventures	2,006	550	7,204		―	9,760
Equity income of subsidiaries	178,762	―	―		(178,762)	―
Interest income (expense), net	2,439	(1,724)	(715)		―	―
Other income (expense)	(9,612)	(543)	6,073		―	(4,082)
Homebuilding pretax income	333,519	128,464	125,592		(178,762)	408,813
Financial Services:
Financial services pretax income	―	―	23,475		―	23,475
Income before taxes	333,519	128,464	149,067		(178,762)	432,288
Provision for income taxes	(58,553)	(61,411)	(37,358)		―	(157,322)
Net income	$274,966	$67,053	$111,709		$(178,762)	$274,966

	Nine Months Ended September 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Homebuilding:
Revenues	$1,817,935	$1,866,598	$750,470	$	―	$4,435,003
Cost of sales	(1,451,579)	(1,486,644)	(533,543)		―	(3,471,766)
Gross margin	366,356	379,954	216,927		―	963,237
Selling, general and administrative expenses	(201,503)	(220,595)	(51,112)		―	(473,210)
Income (loss) from unconsolidated joint ventures	29	444	2,170		―	2,643
Equity income of subsidiaries	229,414	―	―		(229,414)	―
Interest income (expense), net	3,685	(2,785)	(900)		―	―
Other income (expense)	(10,885)	(1,241)	134		―	(11,992)
Homebuilding pretax income	387,096	155,777	167,219		(229,414)	480,678
Financial Services:
Financial services pretax income	―	―	24,889		―	24,889
Income before taxes	387,096	155,777	192,108		(229,414)	505,567
Provision for income taxes	(69,327)	(66,659)	(51,812)		―	(187,798)
Net income	$317,769	$89,118	$140,296		$(229,414)	$317,769

21.     Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	September 30, 2017
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$25,694	$31,465	$26,151	$	―	$83,310
Restricted cash	―	―	29,620		―	29,620
Intercompany receivables	2,121,692	―	398,530		(2,520,222)	―
Inventories:
Owned	3,208,403	2,279,408	1,458,955		―	6,946,766
Not owned	44,285	37,100	10,559		―	91,944
Investments in unconsolidated joint ventures	5,895	3,750	121,047		―	130,692
Investments in subsidiaries	2,131,970	―	―		(2,131,970)	―
Deferred income taxes, net	313,894	―	―		(6,643)	307,251
Goodwill	970,185	―	15,000		―	985,185
Other assets	172,296	43,380	19,459		―	235,135
Total Homebuilding Assets	8,994,314	2,395,103	2,079,321		(4,658,835)	8,809,903
Financial Services:
Cash and equivalents	―	―	46,357		―	46,357
Restricted cash	―	―	21,205		―	21,205
Mortgage loans held for sale, net	―	―	160,068		―	160,068
Mortgage loans held for investment, net	―	―	25,510		―	25,510
Other assets	―	―	17,792		(1,801)	15,991
Total Financial Services Assets	―	―	270,932		(1,801)	269,131
Total Assets	$8,994,314	$2,395,103	$2,350,253		$(4,660,636)	$9,079,034

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$95,533	$58,196	$24,023	$	―	$177,752
Accrued liabilities and intercompany payables	365,920	1,260,516	1,066,124		(2,130,136)	562,424
Revolving credit facility	295,600	―	―		―	295,600
Secured project debt and other notes payable	424,662	―	17,018		(398,530)	43,150
Senior notes payable	3,483,388	―	―		―	3,483,388
Total Homebuilding Liabilities	4,665,103	1,318,712	1,107,165		(2,528,666)	4,562,314
Financial Services:
Accounts payable and other liabilities	―	―	20,831		―	20,831
Mortgage credit facility	―	―	152,786		―	152,786
Total Financial Services Liabilities	―	―	173,617		―	173,617
Total Liabilities	4,665,103	1,318,712	1,280,782		(2,528,666)	4,735,931

Equity:
Total Stockholders' Equity	4,329,211	1,076,391	1,055,579		(2,131,970)	4,329,211
Noncontrolling interest	―	―	13,892		―	13,892
Total Equity	4,329,211	1,076,391	1,069,471		(2,131,970)	4,343,103
Total Liabilities and Equity	$8,994,314	$2,395,103	$2,350,253		$(4,660,636)	$9,079,034

21.     Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	December 31, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
ASSETS
Homebuilding:
Cash and equivalents	$105,261	$38,211	$47,614	$	―	$191,086
Restricted cash	―	―	28,321		―	28,321
Intercompany receivables	2,045,773	―	334,926		(2,380,699)	―
Inventories:
Owned	2,825,234	2,277,840	1,335,718		―	6,438,792
Not owned	30,953	32,596	2,718		―	66,267
Investments in unconsolidated joint ventures	4,469	4,923	117,735		―	127,127
Investments in subsidiaries	1,954,418	―	―		(1,954,418)	―
Deferred income taxes, net	337,021	―	―		(6,643)	330,378
Goodwill	970,185	―	―		―	970,185
Other assets	165,214	36,725	2,550		―	204,489
Total Homebuilding Assets	8,438,528	2,390,295	1,869,582		(4,341,760)	8,356,645
Financial Services:
Cash and equivalents	―	―	17,041		―	17,041
Restricted cash	―	―	21,710		―	21,710
Mortgage loans held for sale, net	―	―	262,058		―	262,058
Mortgage loans held for investment, net	―	―	24,924		―	24,924
Other assets	―	―	28,467		(1,801)	26,666
Total Financial Services Assets	―	―	354,200		(1,801)	352,399
Total Assets	$8,438,528	$2,390,295	$2,223,782		$(4,343,561)	$8,709,044

LIABILITIES AND EQUITY
Homebuilding:
Accounts payable	$92,611	$78,729	$40,440	$	―	$211,780
Accrued liabilities and intercompany payables	387,098	1,302,228	964,796		(2,054,217)	599,905
Secured project debt and other notes payable	359,025	―	3,480		(334,926)	27,579
Senior notes payable	3,392,208	―	―		―	3,392,208
Total Homebuilding Liabilities	4,230,942	1,380,957	1,008,716		(2,389,143)	4,231,472
Financial Services:
Accounts payable and other liabilities	―	―	22,559		―	22,559
Mortgage credit facility	―	―	247,427		―	247,427
Total Financial Services Liabilities	―	―	269,986		―	269,986
Total Liabilities	4,230,942	1,380,957	1,278,702		(2,389,143)	4,501,458

Equity:
Total Equity	4,207,586	1,009,338	945,080		(1,954,418)	4,207,586
Total Liabilities and Equity	$8,438,528	$2,390,295	$2,223,782		$(4,343,561)	$8,709,044

21.     Supplemental Guarantor Information (continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2017
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(287,435)	$16,744	$147,216	$	―	$(123,475)

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(178)	(79)	(32,955)		―	(33,212)
Distributions of capital from unconsolidated homebuilding joint ventures	500	1,867	10,403		―	12,770
Net cash paid for acquisitions	―	―	(44,477)		―	(44,477)
Loan to parent and subsidiaries	―	―	(65,054)		65,054	―
Other investing activities	(2,098)	(1,519)	(7,496)		―	(11,113)
Net cash provided by (used in) investing activities	(1,776)	269	(139,579)		65,054	(76,032)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	(794)		―	(794)
Borrowings from revolving credit facility	685,550	―	―		―	685,550
Principal payments on revolving credit facility	(389,950)	―	―		―	(389,950)
Principal payments on secured project debt and other notes payable	―	―	(909)		―	(909)
Principal payment on senior notes payable	(483,000)	―	―		―	(483,000)
Proceeds from the issuance of senior notes payable	579,125	―	―		―	579,125
Payment of debt issuance costs	(5,019)	―	―		―	(5,019)
Loan from subsidiary	65,054	―	―		(65,054)	―
Net proceeds from (payments on) mortgage credit facility	―	―	(94,641)		―	(94,641)
(Contributions to) distributions from Corporate and subsidiaries	1,210	―	(1,210)		―	―
Repurchases of common stock	(150,014)	―	―		―	(150,014)
Common stock dividend payments	(13,427)	―	―		―	(13,427)
Issuance of common stock under employee stock plans, net of tax withholdings	(5,807)	―	―		―	(5,807)
Other financing activities	―	―	(67)		―	(67)
Intercompany advances, net	(74,078)	(23,759)	97,837		―	―
Net cash provided by (used in) financing activities	209,644	(23,759)	216		(65,054)	121,047

Net increase (decrease) in cash and equivalents	(79,567)	(6,746)	7,853		―	(78,460)
Cash and equivalents at beginning of period	105,261	38,211	64,655		―	208,127
Cash and equivalents at end of period	$25,694	$31,465	$72,508	$	―	$129,667

	Nine Months Ended September 30, 2016
	CalAtlantic Group, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments		Consolidated CalAtlantic Group, Inc.
	(Dollars in thousands)
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$(49,169)	$16,087	$200,744	$	―	$167,662

Cash Flows From Investing Activities:
Investments in unconsolidated homebuilding joint ventures	(235)	(192)	(26,573)		―	(27,000)
Distributions of capital from unconsolidated homebuilding joint ventures	1,107	333	22,287		―	23,727
Loan to parent and subsidiaries	―	―	(88,800)		88,800	―
Other investing activities	(325)	(1,958)	(3,106)		―	(5,389)
Net cash provided by (used in) investing activities	547	(1,817)	(96,192)		88,800	(8,662)

Cash Flows From Financing Activities:
Change in restricted cash	―	―	7,309		―	7,309
Borrowings from revolving credit facility	1,008,000	―	―		―	1,008,000
Principal payments on revolving credit facility	(862,000)	―	―		―	(862,000)
Principal payments on secured project debt and other notes payable	(9,985)	―	(404)		―	(10,389)
Principal payments on senior notes payable	(280,000)	―	―		―	(280,000)
Proceeds from the issuance of senior notes payable	300,000	―	―		―	300,000
Payment of debt issue costs	(2,657)	―	―		―	(2,657)
Loan from subsidiary	88,800	―	―		(88,800)	―
Net proceeds from (payments on) mortgage credit facility	―	―	(141,524)		―	(141,524)
(Contributions to) distributions from Corporate and subsidiaries	18,350	―	(18,350)		―	―
Repurchases of common stock	(137,464)	―	―		―	(137,464)
Common stock dividend payments	(14,264)	―	―		―	(14,264)
Issuance of common stock under employee stock plans, net of tax withholdings	1,868	―	―		―	1,868
Other financing activities	―	(199)	―		―	(199)
Intercompany advances, net	49,757	(95,992)	46,235		―	―
Net cash provided by (used in) financing activities	160,405	(96,191)	(106,734)		(88,800)	(131,320)

Net increase (decrease) in cash and equivalents	111,783	(81,921)	(2,182)		―	27,680
Cash and equivalents at beginning of period	6,387	112,852	67,355		―	186,594
Cash and equivalents at end of period	$118,170	$30,931	$65,173	$	―	$214,274

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On October 30, 2017, the Company announced that it has entered into a definitive merger agreement with Lennar Corporation ("Lennar") pursuant to which each share of CalAtlantic stock will be exchanged for 0.885 shares of Lennar Class A common stock.  CalAtlantic's stockholders will also have the option to elect to exchange all or a portion of their shares for cash in the amount of $48.26 per share, subject to a maximum cash amount of approximately $1.2 billion.  This business combination will create the nation's largest homebuilder.  The transaction, which is subject to the satisfaction or waiver of certain customary conditions, including the approval of the merger by the Company's stockholders and the stockholders of Lennar, is expected to close in the first calendar quarter of 2018.

Results of Operations
Selected Financial Information
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share amounts)
Homebuilding:
Home sale revenues	$1,515,167	$1,665,030	$4,473,480	$4,402,896
Land sale revenues	676	5,928	1,176	32,107
Total revenues	1,515,843	1,670,958	4,474,656	4,435,003
Cost of home sales	(1,212,468)	(1,290,628)	(3,572,572)	(3,440,549)
Cost of land sales	(240)	(5,638)	(247)	(31,217)
Total cost of sales	(1,212,708)	(1,296,266)	(3,572,819)	(3,471,766)
Gross margin	303,135	374,692	901,837	963,237
Gross margin percentage	20.0%	22.4%	20.2%	21.7%
Selling, general and administrative expenses	(168,429)	(170,815)	(498,702)	(473,210)
Income (loss) from unconsolidated joint ventures	5,426	1,231	9,760	2,643
Other income (expense)	(1,238)	(4,169)	(4,082)	(11,992)
Homebuilding pretax income	138,894	200,939	408,813	480,678

Financial Services:
Revenues	20,161	21,433	60,394	59,524
Expenses	(12,883)	(11,626)	(36,919)	(34,635)
Financial services pretax income	7,278	9,807	23,475	24,889

Income before taxes	146,172	210,746	432,288	505,567
Provision for income taxes	(52,820)	(78,398)	(157,322)	(187,798)
Net income	93,352	132,348	274,966	317,769
Less: Net income allocated to unvested restricted stock	(400)	(294)	(1,104)	(635)
Net income available to common stockholders	$92,952	$132,054	$273,862	$317,134

Income Per Common Share:
Basic	$0.84	$1.12	$2.43	$2.66
Diluted	$0.75	$0.97	$2.14	$2.34

Weighted Average Common Shares Outstanding:
Basic	110,205,460	118,338,891	112,778,362	119,188,145
Diluted	124,449,912	136,077,415	129,521,479	136,888,927

Cash dividends declared per common share	$0.04	$0.04	$0.12	$0.12
Net cash provided by (used in) operating activities	$(124,067)	$104,048	$(123,475)	$167,662
Net cash provided by (used in) investing activities	$(4,805)	$9,981	$(76,032)	$(8,662)
Net cash provided by (used in) financing activities	$42,845	$(187,625)	$121,047	$(131,320)

Adjusted Homebuilding EBITDA (1)	$205,852	$267,835	$605,216	$682,113
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

(1) continued
The table set forth below reconciles net income, calculated and presented in accordance with GAAP, to Adjusted Homebuilding EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,		LTM Ended September 30,
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)

Net income	$93,352	$132,348	$274,966	$317,769	$441,927	$395,298
Provision for income taxes	52,820	78,398	157,322	187,798	237,910	236,446
Homebuilding interest amortized to cost of sales	48,912	44,751	140,687	116,963	195,425	163,820
Homebuilding depreciation and amortization	14,101	15,735	41,692	43,128	60,116	61,827
EBITDA	209,185	271,232	614,667	665,658	935,378	857,391
Add:
Amortization of stock-based compensation	5,066	3,704	14,282	11,216	20,860	18,220
Cash distributions of income from unconsolidated
joint ventures	3,970	―	7,244	450	7,465	2,688
Merger-related purchase accounting adjustments
included in cost of home sales	―	―	―	18,535	―	82,705
Merger and other one-time costs	335	3,937	2,258	13,786	4,957	58,635
Less:
Income (loss) from unconsolidated joint ventures	5,426	1,231	9,760	2,643	11,174	4,990
Income from financial services subsidiaries	7,278	9,807	23,475	24,889	38,200	34,955
Adjusted Homebuilding EBITDA	$205,852	$267,835	$605,216	$682,113	$919,286	$979,694

Discussion and Analysis of CalAtlantic's Results for the Three and Nine Months Ended September 30, 2017 with comparisons to the Three and Nine Months Ended September 30, 2016

Overview

Operating and Financial Results.  The Company's 2017 third quarter results reflect a continuation of the housing market recovery and our focus on the execution of our strategy, offset by the negative impact to our business from the Weyerhaueser I-joist issue and Hurricanes Harvey and Irma discussed below, which collectively reduced our 2017 third quarter deliveries by approximately 240 units. We delivered 3,380 homes during the quarter, generating home sale revenues of $1.5 billion, down 9% in dollar value from the prior year period, on an average selling price of $448 thousand, compared to $452 thousand for the third quarter of 2016.  We reported net income of $93.4 million, or $0.75 per diluted share in the 2017 third quarter, as compared to $132.3 million, or $0.97 per diluted share, for the 2016 third quarter.  Homebuilding pretax income for the 2017 third quarter was $138.9 million, compared to $200.9 million in the 2016 third quarter.  Our gross margin from home sales was 20.0% for the third quarter of 2017, compared to 22.5% for the prior year period, and our operating margin from home sales for the 2017 third quarter was 8.9%, compared to 12.2% for the 2016 third quarter. For the nine months ended September 30, 2017, we reported net income of $275.0 million, or $2.14 per diluted share, as compared to $317.8 million, or $2.34 per diluted share, in the prior period.  Homebuilding pretax income for the nine months ended September 30, 2017 was $408.8 million, compared to $480.7 million in the prior year period.

In July 2017, Weyerhaeuser Company notified the building community of an issue with a specific type of fire rated I-joist product manufactured after December 1, 2016.  Weyerhaueser has estimated that approximately 2,200 homes nationwide contain the joist.  The Company estimates that the joist is present in approximately 370 Company homes located in our Colorado, Twin Cities and Philadelphia markets.  Of the identified 370 impacted homes, 53 have been delivered to homeowners, 6 are model homes, and the remainder are in various stages of construction.  Weyerhaeuser has committed to us that they will absorb the costs and directly pay for the repair of the affected homes, and as a result, we do not believe we will incur any material costs, expenses or charges as a result of this issue.  Weyerhaeuser has hired a national restoration general contractor to remediate the affected homes, however, we do not yet know the ultimate timing for delivering the remaining homes impacted by this issue.

During the 2017 third quarter, our Houston division and divisions within our Southeast reporting segment were adversely impacted by the severe flooding associated with Hurricanes Harvey and Irma.

While the impact of the hurricanes did not result in significant damage or losses to our properties, our 2017 third quarter closings were negatively impacted by approximately 145 deliveries.

Homebuilding

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)
Homebuilding revenues:
North	$282,591	$283,060	(0%)	$848,438	$710,889	19%
Southeast	427,244	400,720	7%	1,207,616	1,065,038	13%
Southwest	356,952	389,160	(8%)	1,099,803	1,165,797	(6%)
West	449,056	598,018	(25%)	1,318,799	1,493,279	(12%)
Total homebuilding revenues	$1,515,843	$1,670,958	(9%)	$4,474,656	$4,435,003	1%

Homebuilding pretax income:
North	$25,895	$25,627	1%	$74,492	$53,177	40%
Southeast	30,094	31,303	(4%)	85,695	84,125	2%
Southwest	31,648	39,312	(19%)	100,757	113,145	(11%)
West	51,257	104,697	(51%)	147,869	230,231	(36%)
Total homebuilding pretax income	$138,894	$200,939	(31%)	$408,813	$480,678	(15%)

Homebuilding pretax income as a percentage
of homebuilding revenues:
North	9.2%	9.1%	0.1%	8.8%	7.5%	1.3%
Southeast	7.0%	7.8%	(0.8%)	7.1%	7.9%	(0.8%)
Southwest	8.9%	10.1%	(1.2%)	9.2%	9.7%	(0.5%)
West	11.4%	17.5%	(6.1%)	11.2%	15.4%	(4.2%)
Total homebuilding pretax income percentage	9.2%	12.0%	(2.8%)	9.1%	10.8%	(1.7%)

Homebuilding pretax income for the 2017 third quarter was $138.9 million compared to $200.9 million in the year earlier period.  This decrease was primarily attributable to the 250 basis point decrease in gross margin percentage from home sales and a 9% decrease in home sale revenues.  Homebuilding pretax income as a percentage of homebuilding revenues for the 2017 third quarter was 9.2%, down 280 basis points compared to 12.0% for the prior year period, ranging from up 10 basis points in the North to down 610 basis points in the West.  The West region pretax income as a percentage of homebuilding revenues was down 610 basis points primarily due to a mix shift from higher to lower margin communities.  Homebuilding pretax income as a percentage of homebuilding revenues for the 2017 third quarter was down slightly from the prior year in our Southeast and Southwest regions and up slightly from the prior year in our North region.

For the nine months ended September 30, 2017, we reported homebuilding pretax income of $408.8 million compared to $480.7 million in the year earlier period.  This decrease was primarily attributable to the 180 basis point decrease in gross margin percentage from home sales, partially offset by an 2% increase in home sale revenues.

Revenues

Home sale revenues for the 2017 third quarter were down 9% from the prior year period, primarily as a result of an 8% decrease in new home deliveries, driven by the effects of Hurricanes Harvey and Irma and the Weyerhaeuser I-joist issue.  In the Southeast, homebuilding revenues increased 7% in the 2017 third quarter compared to the prior year period, primarily as a result of a 10% increase in average home price, partially offset by a 3% decrease in deliveries.

Home sales revenues increased 2%, from $4.4 billion for the nine months ended September 30, 2016, to $4.5 billion for the nine months ended September 30, 2017, primarily as a result of a 2% increase in new home deliveries.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
New homes delivered:
North	792	848	(7%)	2,389	2,120	13%
Southeast	1,025	1,052	(3%)	2,981	2,748	8%
Southwest	792	894	(11%)	2,485	2,751	(10%)
West	771	886	(13%)	2,190	2,272	(4%)
Total	3,380	3,680	(8%)	10,045	9,891	2%

During the 2017 third quarter, deliveries within our North and Southwest regions were negatively impacted by the Weyerhauser I-joist issue discussed above, which caused a reduction in deliveries in each region of approximately 45 and 50 units, respectively.  Our Southwest region also experienced a reduction in deliveries of approximately 30 units as a result of Hurricane Harvey's impact on our Houston division.  Additionally our Southeast region experienced a reduction in deliveries of approximately 115 units as a result of Hurricane Irma.  In the West, the majority of divisions within the region experienced double digit percentage decreases in deliveries, which were partially offset by double digit percentage increases in Phoenix.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
	(Dollars in thousands)
Average selling prices of homes delivered:
North	$357	$332	8%	$355	$335	6%
Southeast	417	380	10%	405	387	5%
Southwest	450	435	3%	442	424	4%
West	582	671	(13%)	602	645	(7%)
Total	$448	$452	(1%)	$445	$445	―

Our 2017 third quarter consolidated average selling price of $448 thousand decreased 1% compared to $452 thousand for the prior year period.  The decrease in our consolidated average selling price was primarily driven by a 13% decrease in our West region, attributable to a shift in product mix.

Gross Margin

Our 2017 third quarter gross margin percentage from home sales was 20.0% compared to 22.5% in the 2016 third quarter.  For the nine months ended September 30, 2017, our gross margin percentage from home sales decreased to 20.1% compared to 21.9% in the prior year period. The year over year decrease was primarily attributable to a shift in product mix and an increase in direct construction costs per home.

SG&A Expenses

Our 2017 third quarter SG&A expenses (including Corporate G&A) were $168.4 million compared to $170.8 million for the prior year period, up 80 basis points as a percentage of home sale revenues to 11.1% compared to 10.3% for the 2016 third quarter.  Isolating G&A from selling expenses, G&A expenses increased as a percentage of home sale revenues to 5.6% for the 2017 third quarter compared to 5.2% for the prior year period, primarily as a result of a decrease in home sale revenues, driven by the effects of Hurricanes Harvey and Irma and the Weyerhaeuser I-joist issue.  Our selling expenses as a percentage of home sale revenues increased to 5.5% for the 2017 third quarter compared to 5.1% in the prior year period, as we continue to experience higher co-broker participation, driving an approximately 20 basis point increase compared to the prior year period.  In addition, internal commissions for the 2017 third quarter were up approximately 10 basis points compared to the prior year period, driven by a timing related increase due to a large order/delivery imbalance, primarily in the West region where our orders exceeded our deliveries by 16%.

Operating Data

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	% Change	% Absorption Change (1)	2017	2016	% Change	% Absorption Change (1)
Net new orders (2):
North	768	823	(7%)	(17%)	2,747	2,647	4%	(9%)
Southeast	1,015	1,071	(5%)	(6%)	3,550	3,384	5%	3%
Southwest	735	831	(12%)	(8%)	2,662	2,907	(8%)	(0%)
West	898	806	11%	15%	2,839	2,649	7%	18%
Total	3,416	3,531	(3%)	(5%)	11,798	11,587	2%	2%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Cancellation Rates:
North	16%	16%	―	15%	13%	2%
Southeast	12%	14%	(2%)	12%	13%	(1%)
Southwest	19%	18%	1%	15%	15%	―
West	15%	18%	(3%)	15%	17%	(2%)
Total	15%	16%	(1%)	14%	14%	―

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Average selling prices of net new orders:	(Dollars in thousands)
North	$358	$337	6%	$352	$333	6%
Southeast	405	375	8%	397	374	6%
Southwest	450	428	5%	446	429	4%
West	669	603	11%	649	632	3%
Total	$473	$431	10%	$458	$437	5%

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017	2016	% Change	2017	2016	% Change
Average number of selling communities during the period:
North	150	134	12%	143	125	14%
Southeast	184	182	1%	183	180	2%
Southwest	158	165	(4%)	156	170	(8%)
West	82	85	(4%)	83	91	(9%)
Total	574	566	1%	565	566	(0%)
__________________
(1)	Represents the percentage change of net new orders per average number of selling communities during the period.
(2)	Net new orders are new orders for the purchase of homes during the period, less cancellations during such period of existing contracts for the purchase of homes.

Net new orders for the 2017 third quarter decreased 3%, to 3,416 homes, from the prior year period on a 1% increase in average active selling communities.  Our monthly sales absorption rate was 2.0 per community for the 2017 third quarter, down 5% compared to the 2016 third quarter and down 19% compared to the 2017 second quarter.  Although our monthly sales absorption rate of 2.0 per community for the 2017 third quarter was down compared to the 2016 third quarter, the change in our absorption rates varied widely across our regions, from up 15% in the West, to down 17% in the North.  In the West, strong double digit increases in absorption rate in Phoenix and Southern California were partially offset by a slight decrease in San Diego and Sacramento compared to the prior year period.  The 17% decrease in absorption rate for our North region was driven primarily by decreases in most divisions, partially offset by a 1% increase in Philadelphia compared to the prior year period.  Our cancellation rate for the 2017 third quarter was 15%, down compared to 16% for the 2016 third quarter and up slightly from 14% for the 2017 second quarter.  Our 2017 third quarter cancellation rate was down significantly from the average historical cancellation rate of approximately 18% we have experienced over the last 10 years.  At September 30, 2017, we had 574 active selling communities.

	At September 30,
	2017		2016		% Change
Backlog ($ in thousands):	Homes	Dollar Value	Homes	Dollar Value	Homes	Dollar Value
North	1,656	$603,952	1,530	$523,882	8%	15%
Southeast	2,362	1,018,389	2,257	934,797	5%	9%
Southwest	1,791	877,533	2,058	945,052	(13%)	(7%)
West	1,761	1,208,827	1,462	911,152	20%	33%
Total	7,570	$3,708,701	7,307	$3,314,883	4%	12%

The dollar value of our backlog as of September 30, 2017 increased 12% from the year earlier period to $3.7 billion, or 7,570 homes.  The increase in backlog value compared to the prior year period was driven by the 8% increase in the average home price in our backlog, to $490 thousand as of September 30, 2017, and a 4% increase in units in backlog.

	At September 30,
	2017	2016	% Change
Homesites owned and controlled:
North	14,172	15,966	(11%)
Southeast	23,591	22,993	3%
Southwest	14,560	15,113	(4%)
West	15,638	13,892	13%
Total (including joint ventures)	67,961	67,964	(0%)

Homesites owned	52,285	51,385	2%
Homesites optioned or subject to contract	14,544	15,209	(4%)
Joint venture homesites (1)	1,132	1,370	(17%)
Total (including joint ventures)	67,961	67,964	(0%)

Homesites owned:
Raw lots	11,309	10,013	13%
Homesites under development	12,825	10,980	17%
Finished homesites	12,908	15,071	(14%)
Under construction or completed homes	10,826	10,055	8%
Held for future development/for sale	4,417	5,266	(16%)
Total	52,285	51,385	2%
__________________
(1)	Joint venture homesites represent our expected share of land development joint venture homesites and all of the homesites of our homebuilding joint ventures.

Total homesites owned and controlled as of September 30, 2017 remained flat from the year earlier period and increased 4% from the 65,424 homesites owned and controlled as of December 31, 2016.  We purchased $304.7 million of land (4,043 homesites) during the 2017 third quarter, of which 17% (based on homesites) were located in the North, 40% in the Southeast, 20% in the Southwest, and 23% in the West.  As of September 30, 2017, we owned or controlled 67,961 homesites, of which 47,868 were owned and actively selling or under development, 15,676 were controlled or under option (including joint venture homesites), and the remaining 4,417 homesites were held for future development or for sale.  Land acquisition remains a key strategic initiative and we continue a disciplined approach in pursuing opportunities across our regions that meet our underwriting standards.

	At September 30,
	2017	2016	% Change
Homes under construction:
Homes under construction (excluding specs)	5,210	4,797	9%
Speculative homes under construction	2,909	2,568	13%
Total homes under construction	8,119	7,365	10%

Completed homes:
Completed and unsold homes (excluding models)	1,059	973	9%
Completed and under contract (excluding models)	779	845	(8%)
Model homes	869	872	(0%)
Total completed homes	2,707	2,690	1%

Homes under construction (excluding speculative homes) as of September 30, 2017 increased 9% compared to September 30, 2016, consistent with our homes in backlog, which were up 4% compared to September 30, 2016.  Speculative homes under construction as of September 30, 2017 increased 13% from the prior year period, resulting primarily from our strategy to maintain a supply of speculative homes in each community.

Financial Services

In the 2017 third quarter our financial services segment reported pretax income of $7.3 million compared to $9.8 million in the year earlier period.  The decrease was driven primarily by a decrease in title services income and higher personnel related costs.

The following table details information regarding loan originations and related credit statistics for our mortgage financing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Total Originations:
Loans	1,796	1,779	4,916	5,026
Principal	$569,816	$546,408	$1,559,731	$1,567,455
Capture Rate	59%	54%	54%	57%

Loans Sold to Third Parties:
Loans	1,773	1,813	5,218	5,434
Principal	$564,251	$562,962	$1,657,642	$1,713,306

Mortgage Loan Origination Product Mix:
FHA loans	14%	15%	15%	15%
Other government loans (VA & USDA)	10%	10%	10%	11%
Total government loans	24%	25%	25%	26%
Conforming loans	72%	71%	71%	70%
Jumbo loans	4%	4%	4%	4%
	100%	100%	100%	100%
Loan Type:
Fixed	96%	98%	96%	97%
ARM	4%	2%	4%	3%
Credit Quality:
Avg. FICO score	741	737	740	738
Other Data:m
Avg. combined LTV ratio	81%	83%	82%	83%
Full documentation loans	100%	100%	100%	100%

Income Taxes

Our 2017 third quarter provision for income taxes of $52.8 million primarily relates to our $146.2 million of pretax income.  As of September 30, 2017, we had a $309.2 million deferred tax asset which was partially offset by a valuation allowance of $1.9 million related to state net operating loss carryforwards that are limited by shorter carryforward periods.  As of such date, $96.0 million of our deferred tax asset related to net operating loss carryforwards is subject to the Section 382 gross annual deduction limitation of $15.6 million for both federal and state purposes.  Additionally, $16.1 million of our state deferred tax asset related to net operating losses is subject to 382 limitations resulting from our October 1, 2015 merger with Ryland, and $5.0 million related to state net operating loss carryforwards that are not limited by Section 382.  The remaining deferred tax asset balance of $192.1 million represented deductible timing differences, primarily related to inventory impairments and financial accruals, which have no expiration date.

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

For the nine months ended September 30, 2017, cash used in operating activities was $123.5 million as compared to $167.7 million of cash provided by operating activities in the year earlier period.  The change in operating activities cash flow during 2017 as compared to the prior year period was driven primarily by a 10% increase in homes under construction as of September 30, 2017 and a $61.0 million increase in cash land purchase and development costs, partially offset by a 1% increase in homebuilding revenues.  As of September 30, 2017, our homebuilding cash balance was $112.9 million, including $29.6 million of restricted cash.

Revolving Credit Facility. As of September 30, 2017, we were party to a $750 million unsecured revolving credit facility, $350 million of which is available for letters of credit, which matures in October 2019.  The facility has an accordion feature under which the Company may increase the total commitment up to a maximum aggregate amount of $1.2 billion, subject to certain conditions, including the availability of additional bank commitments.  Interest rates, as defined in the credit agreement, approximate (i) LIBOR (approximately 1.24% at September 30, 2017) plus 1.75%, or (ii) Prime (4.25% at September 30, 2017) plus 0.75%.

In addition to customary representations and warranties, the facility contains financial and other covenants, including a minimum tangible net worth requirement of $1.65 billion (which amount is subject to increase over time based on subsequent earnings and proceeds from equity offerings), a net homebuilding leverage covenant that prohibits the leverage ratio (as defined therein) from exceeding 2.00 to 1.00 and a land covenant that limits land not under development to an amount not to exceed tangible net worth. The Company is also required to maintain either (a) a minimum liquidity level (unrestricted cash in excess of interest incurred for the previous four quarters) or (b) a minimum interest coverage ratio (EBITDA to interest expense, as defined therein) of at least 1.25 to 1.00.  The revolving facility also limits, among other things, the Company's investments in joint ventures and the amount of the Company's common stock that the Company can repurchase.  On September 30, 2017, we had $295.6 million outstanding under the facility and the Company had outstanding letters of credit issued under the facility totaling $119.2 million, leaving $335.2 million available under the facility to be drawn.

Our covenant compliance for the revolving facility is set forth in the table below:
Covenant and Other Requirement	Actual at September 30, 2017	Covenant Requirements at September 30, 2017
	(Dollars in millions)

Consolidated Tangible Net Worth (1)	$3,344.0	≥	$2,070.8
Leverage Ratio:
Net Homebuilding Debt to Adjusted Consolidated Tangible Net Worth Ratio (2)	1.14	≤	2.00
Liquidity or Interest Coverage Ratio (3):
Liquidity	$57.2	≥	$215.0
EBITDA (as defined in the Revolving Facility) to Consolidated Interest Incurred (4)	3.10	≥	1.25
Investments in Homebuilding Joint Ventures or Consolidated Homebuilding Non-Guarantor Entities (5)	$954.9	≤	$1,250.4
__________________
(1)	The minimum covenant requirement amount is subject to increase over time based on subsequent earnings (without deductions for losses) and proceeds from equity offerings.
(2)	Net Homebuilding Debt represents Consolidated Homebuilding Debt reduced for certain cash balances in excess of $5 million.
(3)
Under the liquidity and interest coverage covenant, we are required to either (i) maintain an unrestricted cash balance in excess of our consolidated interest incurred for the previous four fiscal quarters or (ii) satisfy a minimum interest coverage ratio.  At September 30, 2017, we met the condition described in clause (ii).

(4)	Consolidated Interest Incurred excludes noncash interest expense.
(5)	Net investments in unconsolidated homebuilding joint ventures or consolidated homebuilding non-guarantor entities must not exceed 35% of consolidated tangible net worth plus $80 million.

Letter of Credit Facilities.  As of September 30, 2017, in addition to our $350 million letter of credit sublimit under our revolving credit facility, we were party to four committed homebuilding letter of credit facilities totaling $48.0 million, of which $22.4 million was outstanding.  These facilities require cash collateralization and have maturity dates ranging from October 2018 to August 2020.  As of September 30, 2017, these facilities were secured by cash collateral deposits of $22.8 million.  Upon maturity, we may renew or enter into new letter of credit facilities with the same or other financial institutions.
Senior and Convertible Senior Notes.  As of September 30, 2017, the principal amount outstanding on our senior and convertible senior notes payable consisted of the following:

September 30, 2017
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
$3,492,499

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

The Company's notes contain various restrictive covenants, including, but not limited to, a limitation on secured indebtedness and a restriction on sale leaseback transactions.  As of September 30, 2017, we were in compliance with the covenants required by our senior notes.

The Company's 1.625% Convertible Senior Notes due 2018 are senior unsecured obligations of the

Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 1.625% Convertible Notes will mature on May 15, 2018, unless earlier converted or repurchased. The holders may convert their 1.625% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 31.8845 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $31.36 per share), subject to adjustment. The Company may not redeem the 1.625% Convertible Notes prior to the stated maturity date.

The Company's 0.25% Convertible Senior Notes due 2019 are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis. The 0.25% Convertible Notes will mature on June 1, 2019, unless earlier converted, redeemed or repurchased. The holders may convert their 0.25% Convertible Notes at any time into shares of the Company's common stock at a conversion rate of 13.6157 shares of common stock per $1,000 of their principal amount (which is equal to a conversion price of approximately $73.44 per share), subject to adjustment. The Company may not redeem the 0.25% Convertible Notes prior to June 6, 2017. On or after that date, the Company may redeem for cash any or all of the 0.25% Convertible Notes, at its option, if the closing sale price of its common stock for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending within 5 trading days immediately preceding the date on which it provides notice of redemption, including the last trading day of such 30 day trading period, exceeds 130 percent of the applicable conversion price on each applicable trading day. The redemption price will equal 100 percent of the principal amount of the 0.25% Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

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

During June 2017, the Company issued $350 million in aggregate principal amount of 5.00% Senior Notes due 2027, which are senior unsecured obligations of the Company and are guaranteed by the guarantors of our other senior notes on a senior unsecured basis.  A portion of the net proceeds of this issuance were used to repurchase and repay the aggregate principal balance of our 1.25% Convertible Senior Notes due August 2032.

During August 2017, the Company redeemed for cash, at a redemption price equal to 100% of the principal amount, all of the remaining $253 million of our 1.25% Convertible Senior Notes which were scheduled to mature on August 1, 2032.

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

Joint Venture Loans.  As described more particularly under the heading "Off-Balance Sheet Arrangements", our land development and homebuilding joint ventures have historically obtained secured acquisition, development and/or construction financing.  This financing is designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2017, we had no joint ventures with project specific debt outstanding.  At September 30, 2017, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

Secured Project Debt and Other Notes Payable.  At September 30, 2017, we had $43.2 million outstanding in secured project debt and other notes payable.  Our secured project debt and other notes payable consist of seller non-recourse financing and community development district and similar assessment district bond financings used to finance land acquisition, development and infrastructure costs for which we are responsible.

Mortgage Credit Facility.  At September 30, 2017, we had $152.8 million outstanding under our mortgage financing subsidiary's mortgage credit facility.  This mortgage credit facility consisted of a $300 million uncommitted repurchase facility, maturing in June 2018.  This facility requires our mortgage financing subsidiary to maintain cash collateral accounts, which totaled $3.0 million as of September 30, 2017, and also contains financial covenants which require CalAtlantic Mortgage to, among other things, maintain a minimum level of tangible net worth, not to exceed a debt to tangible net worth ratio, maintain a minimum liquidity amount based on a measure of total assets (inclusive of the cash collateral requirement), and satisfy pretax income (loss) requirements.  As of September 30, 2017, CalAtlantic Mortgage was in compliance with the financial and other covenants contained in this facility.

Surety Bonds.  Surety bonds serve as a source of liquidity for the Company because they are used in lieu of cash deposits and letters of credit that would otherwise be required by governmental entities and other third parties to ensure our completion of the infrastructure of our communities and other performance obligations.  At September 30, 2017, we had approximately $1,002.2 million in surety bonds outstanding (exclusive of surety bonds related to our joint ventures), with respect to which we had an estimated $506.1 million remaining in cost to complete.

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

Dividends.  For the three months ended September 30, 2017 and 2016, we paid a dividend of $0.04 per share on September 30, 2017 and 2016, respectively.  On October 30, 2017 our Board of Directors declared a dividend of $0.04 per share to be paid on December 30, 2017 to holders of record on December 15, 2017.

Stock Repurchases.  On July 27, 2016, our Board of Directors authorized a new $500 million stock repurchase plan.  During the nine months ended September 30, 2017, we repurchased 4.4 million shares of our common stock, and as of September 30, 2017, we had remaining authorization to repurchase $217.4 million of our common stock.

Leverage.  Our homebuilding debt to total book capitalization as of September 30, 2017 was 46.9%.  In addition, our homebuilding debt to adjusted homebuilding EBITDA for the trailing twelve month periods ended September 30, 2017 and 2016 was 4.2x and 3.7x, respectively, and our adjusted net homebuilding debt to adjusted homebuilding EBITDA was 4.0x and 3.4x, respectively (please see page 29 for the reconciliation of net income, calculated and presented in accordance with GAAP, to adjusted homebuilding

EBITDA).  We believe that these adjusted ratios are useful to investors as additional measures of our ability to service debt.

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

In some instances, we may also expend funds for due diligence, development and construction activities with respect to our land purchase and option contracts prior to purchase, which we would have to write off should we not purchase the land.  At September 30, 2017, we had non-refundable cash deposits outstanding of approximately $80.3 million and capitalized pre-acquisition and other development and construction costs of approximately $31.3 million relating to land purchase and option contracts having a total remaining purchase price of approximately $995.1 million.

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

Land Development and Homebuilding Joint Ventures

Historically, we have entered into land development and homebuilding joint ventures from time to time as a means of:

• accessing larger or highly desirable lot positions • stablishing strategic alliances • leveraging our capital base	• expanding our market opportunities • managing the financial and market risk associated with land holdings

These joint ventures have historically obtained secured acquisition, development and/or construction financing designed to reduce the use of funds from our corporate financing sources.  As of September 30, 2017, we held ownership interests in 28 homebuilding and land development joint ventures, of which 14 were active and 14 were inactive or winding down.  As of September 30, 2017, we had no unconsolidated joint ventures with project specific debt outstanding.  At September 30, 2017, we had no joint venture surety bonds outstanding subject to indemnity arrangements by us.

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

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks related to fluctuations in interest rates on our rate-locked loan commitments, mortgage loans held for sale and outstanding variable rate debt.  Other than forward sales commitments in connection with preselling loans to third party investors and forward sale commitments of mortgage-backed securities entered into by our financial services subsidiary for the purpose of hedging interest rate risk as described below, we did not utilize swaps, forward or option contracts on interest rates or commodities, or other types of derivative financial instruments as of or during the nine months ended September 30, 2017.  We have not entered into and currently do not hold derivatives for trading or speculative purposes.

As part of our ongoing operations, we provide mortgage loans to our homebuyers through our mortgage financing subsidiary, CalAtlantic Mortgage.  For a portion of its loan originations, CalAtlantic Mortgage manages the interest rate risk associated with making loan commitments to our customers and holding loans for sale by preselling loans.  Preselling loans consists of obtaining commitments (subject to certain conditions) from third party investors to purchase the mortgage loans while concurrently extending interest rate locks to loan applicants. Before completing the sale of mortgage loans to these investors, CalAtlantic Mortgage finances these loans under its mortgage credit facility for a short period of time (typically for 30 to 45 days), while the investors complete their administrative review of the applicable loan documents. While preselling these loans reduces risk, we remain subject to risk relating to investor non-performance, particularly during periods of significant market turmoil.  As of September 30, 2017, CalAtlantic Mortgage had approximately $163.4 million in closed mortgage loans held for sale and $33.3 million of mortgage loans in process that we were committed to sell to investors subject to our funding of the loans and the investors' completion of their administrative review of the applicable loan documents.

CalAtlantic Mortgage also originates a portion of its mortgage loans on a non-presold basis.  When originating mortgage loans on a non-presold basis, CalAtlantic Mortgage locks interest rates with its customers and funds loans prior to obtaining purchase commitments from third party investors, thereby creating interest rate risk.  To hedge this interest rate risk, CalAtlantic Mortgage enters into forward sale commitments of mortgage-backed securities.  Mortgage loans originated in this manner are typically held by CalAtlantic Mortgage and financed under its mortgage credit facility for a short period of time (typically for 30 to 45 days) before the loans are sold to third party investors.  CalAtlantic Mortgage utilizes third party hedging software to assist with the execution of its hedging strategy for loans originated on a non-presold basis.  While this hedging strategy is designed to assist CalAtlantic Mortgage in mitigating risk associated with originating mortgage loans on a non-presold basis, these instruments involve elements of market risk related to fluctuations in interest rates that could result in losses on loans originated in this manner.  As of September 30, 2017, CalAtlantic Mortgage had approximately $258.3 million of mortgage loans in process that were or are expected to be originated on a non-presold basis, all of which were hedged by forward sale commitments of mortgage-backed securities prior to entering into loan sale transactions with third party investors.

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

FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  In addition, other statements we may make from time to time, such as press releases, oral statements made by Company officials and other reports we file with the Securities and Exchange Commission, may also contain such forward-looking statements.  These statements, which represent our expectations or beliefs regarding future events, may include, but are not limited to, statements regarding:

•	our strategy;
•	housing market and economic conditions and trends in the geographic markets in which we operate;
•	our land acquisition strategy and our sources of funds relating thereto;
•	litigation outcomes and related costs;
•	the outcome and impact relating to the remediation of an issue relating to certain fire rated I-joist products that we purchased from a third party manufacturer;
•	plans to repurchase our common stock, purchase notes prior to maturity and engage in debt exchange transactions;
•	the impact of recent accounting standards;
•	amounts remaining to complete relating to existing surety bonds; and
•	our interest rate hedging and derivatives strategy.

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

The proposed merger between CalAtlantic and Lennar may present certain risks to CalAtlantic's business and operations.

On October 29, 2017, CalAtlantic, Lennar Corporation ("Lennar") and Cheetah Cub Group Corp., a wholly owned subsidiary of Lennar ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"), pursuant to which CalAtlantic, subject to the terms and conditions set forth in the Merger Agreement, would merge with and into Merger Sub (the "Merger").  At the effective time of the Merger, each share of common stock of CalAtlantic issued and outstanding will be converted into and become the right to receive 0.885 shares (the "Exchange Ratio") of Class A common stock of Lennar ("Lennar stock"). Holders of CalAtlantic common stock will also have the option to elect to exchange all or a portion of their shares for cash in the amount of $48.26 per share, subject to proration to the extent cash to be paid to all such holders electing to receive cash consideration would exceed $1.16 billion.  At the effective time of the Merger, (i) CalAtlantic's options, restricted stock units and stock appreciation rights will be converted into the option to acquire or right to receive in lieu of CalAtlantic common stock, the number of shares of Lennar stock, as determined in accordance with the Exchange Ratio, and (ii) CalAtlantic's convertible notes will remain outstanding and become convertible in lieu of CalAtlantic common stock, the number of shares of Lennar stock, as determined in accordance with the Exchange Ratio, unless the indenture relating to a particular issue of convertible debt provides otherwise, in which case the holder of convertible debt of that issue will receive what is provided in the indenture.  The consummation of the Merger is subject to the satisfaction or waiver of certain customary conditions, including the approval of the Merger by CalAtlantic's stockholders and the stockholders of Lennar, and the Merger cannot be completed until all of the conditions to closing are satisfied or waived.  The obligation of each of the parties to the Merger Agreement to consummate the Merger is conditioned, among other things, on the other party's representations and warranties being true and correct (subject to certain materiality exceptions) and the performance in all material respects by the other party of its obligations imposed under the Merger Agreement.  If the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of our common stock in connection with the proposed Merger. Instead, CalAtlantic will remain an independent public company and holders of our common stock will continue to own their shares of our common stock.

The Merger may present certain risks to CalAtlantic's business and operations prior to the closing of the Merger, including, among other things, risks that:

•	we may lose management personnel and other key employees and be unable to attract and retain such personnel and employees;
•
uncertainty regarding the Merger could cause customers, suppliers and others who have or may have a business relationship with CalAtlantic to seek to change their business relationship or proposed business relationship;

•
the Merger Agreement contains restrictions on CalAtlantic's business and operations and may prevent CalAtlantic from pursuing otherwise attractive business opportunities and making other changes to its business;

•	management's attention and other Company resources may be focused on the Merger instead of on day-to-day management activities, including pursuing other opportunities beneficial to CalAtlantic;
•	we may incur substantial unexpected transaction fees and Merger-related costs;
•	litigation that could be instituted against the Company and its officers and directors relating to the Merger, which could be costly to defend and lead to liabilities;
•
the Merger may not be completed, which may have an adverse effect on our stock price and our future business and financial results, and we may incur substantial costs if the Merger Agreement is terminated under certain conditions; and

•	the Merger Agreement contains provisions that could discourage a potential competing acquirer of CalAtlantic.

In addition, certain risks may arise from entry into the Merger Agreement, including, among other matters:

•	any delay in completing the Merger may reduce or eliminate the benefits expected to be achieved thereunder;
•	the Exchange Ratio and the cash consideration are fixed and will not be adjusted in the event of any change in the price of CalAtlantic's common stock or Lennar stock;
•
Lennar may be unable to successfully integrate our business and workforce with those of Lennar after the Merger and many of the anticipated benefits of combining CalAtlantic and Lennar may not be realized;

•
completion of the Merger may trigger assignment, change of control or other provisions in certain commercial contracts to which CalAtlantic is a party, such that counterparties may potentially have the right to terminate such contracts or give consent to the Merger;

•	holders of CalAtlantic common stock will have a reduced ownership and voting interest in the combined company after the Merger and will exercise less influence over management;
•	after the Merger, Lennar may lose management personnel and other key employees and be unable to attract and retain such personnel and employees; and
•	launching branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2017, we did not repurchase any shares under our repurchase program.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

44

ITEM 6.     EXHIBITS

*2.1
Agreement and Plan of Merger, dated as of October 29, 2017, and among CalAtlantic Group, Inc., Lennar Corporation and Cheetah Cub Group Corp., incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on October 30, 2017.

*10.1
Voting Agreement, dated as of October 29, 2017, by and between CalAtlantic Group, Inc., Stuart A. Miller and the other stockholders of Lennar Corporation party thereto., incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 30, 2017.

*+10.2	Form of Retention Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on October 30, 2017.

*+10.3
Amendment, dated as of October 29, 2017, to the Senior Executive Severance Agreement between the Company and Pete Skelly, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on October 30, 2017.

31.1	Certification of the CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from CalAtlantic Group, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL): (i) Unaudited Condensed Consolidated Statements of Operations, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Balance Sheets, (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements.

__________________
(*)	Previously filed.
(+)	Management contract, compensation plan or arrangement.

45

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                               CALATLANTIC GROUP, INC.
                                                               (Registrant)

Dated: November 9, 2017	By:	/s/ Larry T. Nicholson
Larry T. Nicholson President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2017	By:	/s/ Jeff J. McCall
Jeff J. McCall Executive Vice President and Chief Financial Officer (Principal Financial Officer)

46